Form 10-Q
period 1993-12-31
IMCERA GROUP INC
filed 1994-02-11
CIK 51396

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          _____
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 1993


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          _____
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              _______    _______


                         Commission file number 1-483


                               IMCERA GROUP INC.
            (Exact name of registrant as specified in its charter)


                     New York                         36-1263901
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

                     2315 Sanders Road
                   Northbrook, Illinois                   60062-6198
         (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:   708-564-8600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 76,832,854 shares excluding 10,283,435 treasury shares as of January 31, 1994.

PART  I.  FINANCIAL INFORMATION
_______________________________

ITEM  1.   FINANCIAL STATEMENTS.

     The accompanying interim condensed consolidated financial statements of IMCERA Group Inc. (the Company or IMCERA) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in IMCERA's 1993 Annual Report to Shareholders, are unaudited but include all adjustments which IMCERA's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)(Note 1)
                                            Quarter Ended    Six Months Ended
                                              December 31         December 31
                                          1993       1992      1993      1992
______________________________________________________________________________

Net sales                               $466.3    $441.2    $911.2    $858.0

Operating costs and expenses
 Cost of goods sold                      251.0     237.9     493.5     463.9
 Selling, administrative,
  and general expenses (Note 2)          126.0     129.4     247.6     249.7
 Research and development expenses        23.2      22.7      44.3      44.3
 Other operating (income) expense, net      .2      (1.9)     (1.0)     (3.1)
                                        --------  --------  --------  --------
                                         400.4     388.1     784.4     754.8
                                        --------  --------  --------  --------
Operating earnings                        65.9      53.1     126.8     103.2
Equity in pretax earnings
 of joint venture                          3.2        .9       7.0       2.8
Interest and other nonoperating
 income (expense), net                      .5        .2       (.1)       .5
Interest charges                          (9.4)     (9.4)    (18.0)    (18.3)
                                        --------  --------  --------  --------
Earnings from continuing
 operations before income taxes           60.2      44.8     115.7      88.2
Income taxes (Note 3)                     23.5      16.8      43.7      32.6
                                        --------  --------  --------  --------
Earnings from continuing operations       36.7      28.0      72.0      55.6
Discontinued operations                    (.7)     (1.5)     (1.5)     (2.0)
                                        --------  --------  --------  --------
Earnings before cumulative
 effects of accounting changes            36.0      26.5      70.5      53.6
Cumulative effects of
 accounting changes                                                    (80.6)
                                        --------  --------  --------  --------
Net earnings (loss)                       36.0      26.5      70.5     (27.0)
Preferred stock dividends                  (.1)      (.1)      (.2)      (.2)
                                        --------  --------  --------  --------
Amount available for common shareholders $35.9     $26.4     $70.3    $(27.2)
                                        ========  ========  ========  ========
Earnings (loss) per common share (Note 4)
 Continuing operations                    $.47      $.36      $.93      $.72
 Discontinued operations                  (.01)     (.02)     (.02)     (.03)
 Accounting changes                                                    (1.04)
                                        --------  --------  --------  --------
 Net earnings (loss)                      $.46      $.34      $.91     $(.35)
                                        ========  ========  ========  ========
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED BALANCE SHEET

                                                       December 31    June 30
(In millions except per share amounts)                        1993       1993
______________________________________________________________________________

ASSETS
Current assets
  Cash and cash equivalents                                $104.6      $51.3
  Short-term investments                                      1.6
  Trade receivables, less allowances of $18.8
    at December 31 and $13.4 at June 30                     312.8      319.4
  IFL dividend receivable                                               51.9
  Inventories                                               362.2      353.4
  Deferred income taxes                                      33.3       21.3
  Other current assets                                       40.0       39.2
                                                         ---------- ----------
                                                            854.5      836.5
                                                         ---------- ----------
Investments and long-term receivables,
  less allowances of $10.0 at
  December 31 and $12.5 at June 30                          139.9      132.6
Property, plant and equipment                             1,268.4    1,192.9
Accumulated depreciation                                   (520.8)    (494.0)
                                                         ---------- ----------
  Net property, plant and equipment                         747.6      698.9

Intangible assets                                           485.4      466.9
Deferred income taxes                                        20.3       42.7
                                                         ---------- ----------
                                                         $2,247.7   $2,177.6
                                                         ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                          $120.5     $189.4
  Accounts payable                                          100.5      117.6
  Accrued liabilities                                       288.2      311.9
  Income taxes                                               24.3       11.4
  Deferred income taxes                                        .4        2.5
                                                         ---------- ----------
                                                            533.9      632.8
                                                         ---------- ----------

Long-term debt, less current maturities                     548.7      427.6
Deferred income taxes                                        25.4       25.5
Accrued retiree health care costs                           119.7      121.0
Other noncurrent liabilities and deferred credits            60.3       60.2

Shareholders' equity (Notes 5 and 6)
  Preferred stock                                            11.0       11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued 87,116,289
    shares as of December 31 and June 30                     87.1       87.1
  Capital in excess of par value                            265.1      262.4
  Reinvested earnings                                       832.6      780.3
  Marketable securities valuation allowance                   (.2)      (2.2)
  Foreign currency translation                              (69.2)     (56.4)
  Treasury stock                                           (166.7)    (171.7)
                                                         ---------- ----------
                                                            959.7      910.5
                                                         ---------- ----------
                                                         $2,247.7   $2,177.6
                                                         ========== ==========
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)                Six months ended December 31     1993       1992
______________________________________________________________________________

CASH PROVIDED (USED) BY OPERATIONS
Net earnings (loss)                                         $70.5     $(27.0)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operations
    Cumulative effects of accounting changes                            80.6
    Depreciation and amortization                            46.9       44.9
    Deferred income taxes                                     6.4        1.7
    Other, net                                               (6.2)     (12.7)
                                                           --------   --------
                                                            117.6       87.5
    Changes in working capital
       Receivables                                           16.1       20.1
       Inventories                                           (6.1)     (23.7)
       Accounts payable, accrued
         liabilities, and income taxes                      (42.8)     (41.9)
       Other, net                                                        (.1)
                                                           --------   --------
                                                             84.8       41.9

CASH PROVIDED (USED) BY INVESTING ACTIVITIES

Capital expenditures                                        (79.1)     (91.4)
Acquisition spending                                        (31.9)    (103.9)
Short-term investments                                       (1.6)      (3.4)
IFL water claim dividend                                     51.9
Proceeds from asset disposals                                 1.8        2.6
Other, net                                                     .9      (10.2)
                                                           --------   --------
                                                            (58.0)    (206.3)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

Increase (decrease) in short-term debt                      (69.1)      68.1
Proceeds from long-term debt                                201.9      101.6
Payments on long-term debt                                  (91.8)       (.4)
Issuance of IMCERA common stock                               3.7        9.9
Purchase of IMCERA common stock                                          (.9)
Dividends paid                                              (18.2)     (16.2)
                                                           --------   --------
                                                             26.5      162.1
                                                           --------   --------
Increase (decrease) in cash and cash equivalents             53.3       (2.3)
Cash and cash equivalents at beginning of year               51.3       68.1
                                                           --------   --------
Cash and cash equivalents at December 31                   $104.6      $65.8
                                                           ========   ========
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                             Six months ended December 31     1993       1992
______________________________________________________________________________

4% cumulative preferred stock
  Balance at June 30 and December 31                        $11.0      $11.0


Common stock
  Balance at June 30 and December 31                         87.1       87.1


Capital in excess of par value
  Balance at June 30                                        262.4      253.1
  Stock options exercised                                      .9        2.1
  Restricted stock awards                                     1.8        2.2
                                                         ----------  ----------
  Balance at December 31                                    265.1      257.4


Reinvested earnings
  Balance at June 30                                        780.3    1,013.9
  Net earnings                                               70.5      (27.0)
  Dividends
    Preferred stock
       4 Percent Cumulative ($2.00 per share)                 (.2)       (.2)
    Common stock ($.235 per share in 1993
       and $.21 per share in 1992)                          (18.0)     (16.0)
                                                         ----------  ----------
  Balance at December 31                                    832.6      970.7


Marketable securities valuation allowance
  Balance at June 30                                         (2.2)      (1.8)
  Valuation adjustment                                        2.0        (.4)
                                                         ----------  ----------
  Balance at December 31                                      (.2)      (2.2)


Foreign currency translation
  Balance at June 30                                        (56.4)      39.1
  Translation adjustment                                    (12.8)     (52.9)
                                                         ----------  ----------
  Balance at December 31                                    (69.2)     (13.8)


Treasury stock
  Balance at June 30                                       (171.7)    (178.2)
  Purchase of common stock                                               (.9)
  Stock options exercised                                     2.8        7.8
  Restricted stock awards                                     2.2        2.2
                                                         ----------  ----------
  Balance at December 31                                   (166.7)    (169.1)
                                                         ----------  ----------
Total shareholders' equity                                 $959.7   $1,141.1
                                                         ==========  ==========
(See Notes to Condensed Consolidated Financial Statements on page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the fourth quarter of 1993, IMCERA adopted Statements of Financial Accounting Standards (FAS) No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and No. 112, "Employer's Accounting for Postemployment Benefits," all retroactive to July 1, 1992. Results for 1993 have been restated to reflect the effects of adoption of these standards.

2. Corporate expense for the second quarter of 1993 included $5.5 million, $3.4 million after taxes, or $.04 a share, from executive resignations resulting from the performance of Pitman-Moore.

3. Provisions for income taxes were based on the estimated annual effective tax rate for each year. The income tax provision for the first six months of 1994 included a nonrecurring favorable adjustment of $1.4 million, or $.02 a share, from recently enacted tax law changes. Excluding that favorable adjustment, the effective tax rate would have been 39.0 percent compared to 37.0 percent last year.

4. Earnings per common and common equivalent share were based on the weighted average number of common and common equivalent shares (77,532,321 and 77,436,846 for the six months ended December 31, 1993 and 1992, and 77,697,005 and 77,476,263 for the quarters ended December 31, 1993 and 1992, respectively).

5. As of December 31, 1993, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent Cumulative Preferred stock of which 98,330 shares are outstanding. IMCERA also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:
                                                       December 31    June 30
     (In millions)                                            1993       1993
     _________________________________________________________________________

     Common stock                                       10,362,122 10,671,514
     4 percent Preferred stock                               1,670      1,670

6.   At December 31, 1993, common shares reserved were:
     Exercise of common stock purchase rights                      87,338,416
     Exercise of stock options and granting of stock awards        10,584,249
                                                                   -----------
     Total                                                         97,922,665
                                                                   ===========

7.   Supplemental cash flow information for the six months ended December 31 included:
     (In millions)                                            1993       1992
     _________________________________________________________________________

     Interest paid                                          $13.9      $13.3
     Income taxes paid                                      $18.1      $24.2
     Noncash investing and financing activities:
       Issuance of IMCERA shares for restricted stock awards $4.0       $4.4
       Assumption of liabilities related to acquisitions    $12.6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General
________

Earnings from continuing operations for the second quarter ended December 31 were $36.7 million, or 47 cents per share, a 31 percent increase in per-share earnings compared with $28.0 million, or 36 cents per share, a year ago. Excluding a nonrecurring corporate expense charge of $3.4 million after taxes, or 4 cents per share from the prior year second quarter, per-share earnings improved 18 percent. Operating earnings increased 24 percent, while sales were up 6 percent.

For the six months, earnings from continuing operations were $72.0 million, or 93 cents per share, a 29 percent improvement in per-share earnings compared with $55.6 million, or 72 cents per share, last year. Per-share earnings increased 20 percent excluding a nonrecurring favorable adjustment in this year's first quarter of $1.4 million, or 2 cents per share, from recently enacted tax law changes and last year's nonrecurring corporate expense charge discussed above. Operating earnings increased 23 percent and sales improved 6 percent.

Net earnings for the six months were $70.5 million, or 91 cents per share, compared with a net loss in last year's first half of $27.0 million, or 35 cents per share. Last year's net loss included an after-tax charge of $80.6 million, or $1.04 per share, from the adoption of certain accounting standards that involved employee benefit plans and income taxes.

A comparison of sales and operating earnings follows:
                                            Quarter Ended    Six Months Ended
                                              December 31         December 31
(In millions)                             1993       1992      1993      1992
______________________________________________________________________________

Sales
 Mallinckrodt Medical                   $225.5    $193.2    $426.4    $368.7
 Mallinckrodt Specialty Chemicals        101.6      91.1     204.1     184.2
 Pitman-Moore                            139.4     156.9     281.5     305.2
 Intersegment sales                        (.2)                (.8)      (.1)
                                        --------  --------  --------  --------
                                        $466.3    $441.2    $911.2    $858.0
                                        ========  ========  ========  ========
Operating earnings
 Mallinckrodt Medical                    $47.5     $43.1     $94.2     $82.4
 Mallinckrodt Specialty Chemicals         11.4      11.0      19.4      16.8
 Pitman-Moore                             13.0      10.8      26.7      22.2
 Corporate                                (6.0)    (11.8)    (13.6)    (18.2)
 Eliminations                                                   .1
                                        --------  --------  --------  --------
                                         $65.9     $53.1    $126.8    $103.2
                                        ========  ========  ========  ========

Mallinckrodt Medical net sales were:
                                            Quarter Ended    Six Months Ended
                                              December 31         December 31
(In millions)                             1993       1992      1993      1992
______________________________________________________________________________

Radiology & Cardiology                  $107.1     $95.7    $203.2    $185.2
Nuclear Medicine                          46.5      46.5      89.1      89.2
Anesthesiology & Critical Care            71.9      51.0     134.1      94.3
                                        --------  --------  --------  --------
                                        $225.5    $193.2    $426.4    $368.7
                                        ========  ========  ========  ========

Medical's sales improved 17 percent and 16 percent for the second quarter and the first six months, respectively. Operating earnings increased 10 percent and 14 percent for the same periods. Unfavorable currency effects impacted this year's results for both periods. Excluding these effects, earnings increased at about the same rate as sales. Radiology and cardiology sales for the quarter and six months increased 12 percent and 10 percent, respectively. For both periods, higher sales volume of the x-ray contrast medium Optiray in the U.S. and overseas more than offset the effects of price competition. Nuclear medicine sales were flat compared to both periods a year ago, as higher thallium sales in the U.S. and Europe associated with double injection procedures and pharmacological stress tests were offset by unfavorable foreign exchange rates. Anesthesiology and critical care sales were up more than 40 percent for both periods primarily from acquisitions.

Mallinckrodt Specialty Chemicals net sales were:
                                            Quarter Ended    Six Months Ended
                                              December 31         December 31
(In millions)                             1993       1992      1993      1992
______________________________________________________________________________

Pharmaceutical Specialties               $52.9     $45.2    $110.7     $95.7
Catalyst, Performance & Lab Chemicals     48.7      45.9      93.4      88.5
                                        --------  --------  --------  --------
                                        $101.6     $91.1    $204.1    $184.2
                                        ========  ========  ========  ========

Specialty chemicals, including its equity-investment share of earnings from its flavors joint venture, achieved earnings of $14.6 million for the second quarter and $26.4 million for the six months ended December 31, 1993. This represented increases of 23 percent and 35 percent, respectively, over the prior year.
Sales increased 12 percent and 11 percent compared to the corresponding prior year quarter and six months. Pharmaceutical specialties sales increased 17 percent and 16 percent for the quarter and first half, respectively. Improved plant operations during the second quarter and higher worldwide sales volume for medicinal narcotics and acetaminophen during both periods contributed to the increases. Catalysts, performance and lab chemicals sales improved 6 percent for both periods compared to last year primarily from increased sales volume of inorganic and lab chemicals. Results also benefited from the restructuring program recorded at the end of 1993. The flavors joint venture earnings were significantly above the prior year for both periods from strong worldwide growth.


Pitman-Moore net sales were:
                                            Quarter Ended    Six Months Ended
                                              December 31         December 31
(In millions)                             1993       1992      1993      1992
______________________________________________________________________________

Pharmaceuticals                          $54.8     $64.8    $116.6    $129.0
Biologicals                               21.1      25.4      42.6      49.5
Feed Ingredients                          43.4      46.6      82.1      86.3
Veterinary Specialties & Other            20.1      20.1      40.2      40.4
                                        --------  --------  --------  --------
                                        $139.4    $156.9    $281.5    $305.2
                                        ========  ========  ========  ========

Pitman-Moore's operating earnings for the second quarter and six months increased 20 percent for both periods, reflecting the restructuring program. Sales declined 11 percent and 8 percent for the quarter and six months, respectively, primarily due to timing of North American marketing and selling programs in last year's second quarter and current global product rationalization programs designed to eliminate low margin products. Pharmaceuticals sales decreased 15 percent and 10 percent for the quarter and six months, respectively, reflecting the prior year sales program and current year restructuring. Biologicals sales for the quarter and six months declined 17 percent and 14 percent, respectively. Supply and production problems in Europe and lower sales in North America were the primary factors for the decrease. Feed ingredients sales were down 7 percent and 5 percent for the quarter and six months, respectively, from lower sales volumes and price competition. Veterinary specialties sales were flat for both periods as improved sales in Brazil were offset by unfavorable foreign exchange rates.

Corporate Matters
_________________

IMCERA corporate expense decreased $5.8 million for the quarter and $4.6 million for the six months compared to the previous year, primarily from pretax charges of $5.5 million included last year from executive resignations resulting from the performance of Pitman-Moore. The Company's effective tax rate was 39.0 percent, excluding the favorable adjustment discussed above, compared to 37.0 percent last year. This increase reflects the higher U.S. Federal statutory rate. Also, the prior year rate included certain favorable tax reserve adjustments and foreign tax credit effects.



FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1993, cash and short-term investments increased $54.9 million. Operations provided $84.8 million of cash, while acquisition (including acquisition accrual spending) and capital spending totalled $111.0 million, $28.8 million of which relates to the acquisition of DAR S.p.A. In July 1993, the Company received $51.9 million in cash for its IMC Fertilizer Group, Inc. (IFL) dividend receivable. The Company's current ratio at December 31, 1993, was 1.6. Debt as a percentage of invested capital was 41.8 percent.

In August 1987 and October 1988, the Company's Board of Directors authorized repurchase of a total of 42.0 million shares of its common stock. Since then
28.9 million shares have been purchased under this authorization, none during 1994.

On April 8, 1992, a shelf registration statement was filed with the SEC for $250 million of debt securities. In 1994, the Company offered $100.0 million of 6% Notes due October 15, 2003 and $100.0 million of 7% Debentures due December 15, 2013, from this shelf registration. Net proceeds from these offerings totalled $197.2 million, of which $90.0 million was used to replace short-term notes, related to 1993 acquisitions. Such notes had been classified as long-term debt at June 30, 1993.

The Company has a $350 million private-placement commercial paper program. This program is backed by $450 million of U.S. lines of credit, of which $350 million is available until August 1996 and $100 million is available until August 1994. IMCERA also has two $50.0 million U.S. credit facilities which expire in February and March of 1994. At December 31, 1993, commercial paper borrowings and borrowings under the U.S. credit line amounted to $152.9 million and $10.0 million, respectively. At December 1993, non-U.S. lines of credit totaling $216.6 million were also available and borrowings under these lines amounted to $43.6 million. The non-U.S. lines are cancelable at any time. IMCERA also has an agreement expiring in April 1994, which has not been utilized, under which up to $50 million of subsidiary trade receivables could be sold without recourse.

Estimated capital spending for the year ending June 30, 1994, is approximately $230 million.

OTHER MATTERS

In the fourth quarter of 1993, IMCERA adopted Statements of Financial Accounting Standards (FAS) No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and No. 112, "Employer's Accounting for Postemployment Benefits," all retroactive to July 1, 1992. Results for 1993 have been restated to reflect the effects of adoption of these standards.



PART II.  OTHER INFORMATION
___________________________

ITEM  1.   LEGAL PROCEEDINGS.

In the previously reported remand to the U.S. District Court in Concord, New Hampshire, in which the United States of America, the State of New Hampshire, the Town of Kingston, the Company, and numerous third parties sued by the Company are involved, a Consent Decree providing for the settlement of all major issues was entered into and approved by the Court on December 22, 1993. The Decree will have no material effect upon the Company. Litigation by the Company against several non-settling third parties is continuing; however, any recovery by the Company will not be material. This matter will not be further reported.

In the previously reported class actions pending in the United States District Court in New York, on January 21, 1994, the Court denied plaintiff's motion to reopen the judgment and for leave to amend the Complaint. The Company continues to believe that these suits are without merit and will have no material effect.



ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See IMCERA's Form 10-Q for the three months ended September 30, 1993, for information about the Annual Meeting of Shareholders on October 20, 1993.



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           11.1 Primary earnings per share computation for the six months ended December 31, 1993 and 1992.

           11.2 Fully diluted earnings per share computation for the six months ended December 31, 1993 and 1992.

           11.3 Primary earnings per share computation for the quarters ended December 31, 1993 and 1992.

           11.4 Fully diluted earnings per share computation for the quarters ended December 31, 1993 and 1992.

     (b)   Reports on Form 8-K.

           During the quarter and through the date of this report, the following reports on Form 8-K were filed.

           Report dated October 21, 1993, under item 7 regarding Exhibit No. 12, Computation of Ratio of Earnings to Fixed Charges, filed in connection with the 424(b)(2) filing related to the offering of $100,000,000 6% Notes due October 15, 2003.

           Report dated December 10, 1993, under item 7 regarding Exhibit No. 12, Computation of Ratio of Earnings to Fixed Charges, filed in connection with the 424(b)(5) filing related to the offering of $100,000,000 7% Debentures due December 15, 2013.

           Report dated January 12, 1994, under item 5 regarding the purchase, by Mallinckrodt Specialty Chemicals, of Catalyst Resources, Inc.



                        * * * * * * * * * * * * * * * *



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMCERA Group Inc.


                                           WILLIAM B. STONE
                                           _____________________________

                                           William B. Stone

                                           Vice President and Controller

Date:  February 11, 1994