Form 10-Q
period 1994-03-31
MALLINCKRODT GROUP INC
filed 1994-04-28
CIK 51396

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        _____
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to


                       Commission file number 1-483


                          MALLINCKRODT GROUP INC.
                       (formerly IMCERA GROUP INC.)
          (Exact name of registrant as specified in its charter)


                 New York                           36-1263901
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

               7733 Forsyth Boulevard
                St. Louis, Missouri                    63105-1820
     (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code:   314-854-5200


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


    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 76,957,085 shares excluding 10,159,204 treasury shares as of March 31, 1994.

PART  I.  FINANCIAL INFORMATION


ITEM  1.     FINANCIAL STATEMENTS.

    The accompanying interim condensed consolidated financial statements of Mallinckrodt Group Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with consolidated financial statements contained in Mallinckrodt's 1993 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)(Note 1)
                                 Quarter Ended   Nine Months Ended
                                      March 31            March 31
                                  1994    1993      1994      1993

Net sales                        $486.7  $439.9  $1,397.9  $1,297.9

Operating costs and expenses
 Cost of goods sold               257.2   243.4     750.7     707.3
 Selling, administrative,
  and general expenses (Note 2)   132.6   126.7     380.2     376.4
 Research and development expenses 24.0    23.6      68.3      67.9
 Other operating (income)
  expense, net                       .4    (3.5)      (.6)     (6.6)
                                 -----------------------------------
                                  414.2   390.2   1,198.6   1,145.0
                                 -----------------------------------
Operating earnings                 72.5    49.7     199.3     152.9

Equity in pretax earnings
  of joint venture                  4.8     3.2      11.8       6.0
Interest and other
 nonoperating income, net            .7     1.6        .6       2.1
Interest charges                  (10.3)   (9.2)    (28.3)    (27.5)
                                 -----------------------------------
Earnings from continuing
 operations before income taxes    67.7    45.3     183.4     133.5
Income taxes (Note 3)              24.8    14.8      68.5      47.4
                                 -----------------------------------
Earnings from
 continuing operations             42.9    30.5     114.9      86.1
Discontinued operations             (.6)    (.9)     (2.1)     (2.9)
                                 -----------------------------------
Earnings before cumulative
 effects of accounting changes     42.3    29.6     112.8      83.2
Cumulative effects of
 accounting changes                                           (80.6)
                                 -----------------------------------
Net earnings                       42.3    29.6     112.8       2.6
Preferred stock dividends           (.1)    (.1)      (.3)      (.3)
                                 -----------------------------------
Amount available for
 common shareholders              $42.2   $29.5    $112.5      $2.3
                                 ===================================
Earnings (loss) per common share (Note 4)
 Continuing operations             $.55    $.39     $1.48     $1.11
 Discontinued operations           (.01)   (.01)     (.03)     (.04)
 Accounting changes                                           (1.04)
                                 -----------------------------------
 Net earnings                      $.54    $.38     $1.45      $.03
                                 ===================================
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
                                               March 31 June 30
(In millions except per share amounts)             1994    1993

ASSETS
Current assets
 Cash and cash equivalents                        $81.2    $51.3
 Short-term investments                             1.7
 Trade receivables, less allowances of $20.4
  at March 31 and $13.4 at June 30                343.7    319.4
 IFL dividend receivable                                    51.9
 Inventories                                      377.3    353.4
 Deferred income taxes                             36.0     21.3
 Other current assets                              37.9     39.2
                                              -------------------
                                                  877.8    836.5
                                              -------------------

Investments and long-term receivables,
 less allowances of $10.4 at
 March 31 and $12.5 at June 30                    142.8    132.6
Property, plant and equipment                   1,360.7  1,192.9
Accumulated depreciation                         (534.9)  (494.0)
                                              -------------------
 Net property, plant and equipment                825.8    698.9
Intangible assets                                 491.0    466.9
Deferred income taxes                              18.0     42.7
                                              -------------------
                                               $2,355.4 $2,177.6
                                              ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                                 $194.8   $189.4
 Accounts payable                                 113.6    117.6
 Accrued liabilities                              272.2    311.9
 Income taxes                                      35.4     11.4
 Deferred income taxes                               .4      2.5
                                              -------------------
                                                  616.4    632.8
                                              -------------------

Long-term debt, less current maturities           524.7    427.6
Deferred income taxes                              25.4     25.5
Accrued retiree health care costs                 121.8    121.0
Other noncurrent liabilities and deferred credits  60.1     60.2

Shareholders' equity (Notes 5 and 6)
 Preferred stock                                   11.0     11.0
 Common stock, par value $1, authorized
  300,000,000 shares; issued 87,116,289
  shares as of March 31 and June 30                87.1     87.1
 Capital in excess of par value                   266.3    262.4
 Reinvested earnings                              865.1    780.3
 Marketable securities valuation allowance                  (2.2)
 Foreign currency translation                     (59.1)   (56.4)
 Treasury stock                                  (163.4)  (171.7)
                                              -------------------
                                                1,007.0    910.5
                                              -------------------
                                               $2,355.4 $2,177.6
                                              ===================
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)           Nine months ended March 31 1994     1993

CASH PROVIDED (USED) BY OPERATIONS

Net earnings                                     $112.8     $2.6
Adjustments to reconcile net earnings
 to net cash provided by operations
  Cumulative effects of accounting changes                  80.6
  Depreciation and amortization                    73.0     70.7
  Deferred income taxes                             7.3     11.1
  Gains from asset disposals                                (1.0)
  Other, net                                      (12.7)   (23.1)
                                              -------------------
                                                  180.4    140.9
  Changes in working capital
   Receivables                                    (12.3)    12.3
   Inventories                                    (18.2)   (33.7)
   Accounts payable, accrued
    liabilities and income taxes                  (37.5)   (54.0)
   Other, net                                       3.3       .1
                                              -------------------
                                                  115.7     65.6

CASH PROVIDED (USED) BY INVESTING ACTIVITIES

Capital expenditures                             (122.0)  (133.1)
Acquisition spending                              (94.6)  (195.0)
Short-term investments                             (1.7)    (2.8)
IFL water claim dividend                           51.9
Proceeds from asset disposals                       5.3      2.7
Other, net                                          4.7    (13.3)
                                              -------------------
                                                 (156.4)  (341.5)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

Increase (decrease) in short-term debt             (7.4)    94.9
Proceeds from long-term debt                      198.2    192.1
Payments on long-term debt                       (100.7)   (10.8)
Issuance of Mallinckrodt common stock               8.5     12.6
Purchase of Mallinckrodt common stock                       (6.5)
Dividends paid                                    (28.0)   (24.7)
                                              -------------------
                                                   70.6    257.6
                                              -------------------
Increase (decrease) in cash and cash equivalents   29.9    (18.3)
Cash and cash equivalents at beginning of year     51.3     68.1
                                              -------------------
Cash and cash equivalents at March 31             $81.2    $49.8
                                              ===================
(See Notes to Condensed Consolidated Financial Statements on page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                        Nine months ended March 31 1994     1993

4% cumulative preferred stock
 Balance at June 30 and March 31                  $11.0    $11.0


Common stock
 Balance at June 30 and March 31                   87.1     87.1


Capital in excess of par value
 Balance at June 30                               262.4    253.1
 Stock options exercised                            2.2      2.7
 Restricted stock awards                            1.7      2.3
                                               ------------------
 Balance at March 31                              266.3    258.1


Reinvested earnings
 Balance at June 30                               780.3  1,013.9
 Net earnings                                     112.8      2.6
 Dividends
  Preferred stock
   4 Percent Cumulative ($3.00 per share)           (.3)     (.3)
  Common stock ($.36 per share in 1994
   and $.32 per share in 1993)                    (27.7)   (24.4)
                                               ------------------
 Balance at March 31                              865.1    991.8


Marketable securities valuation allowance
 Balance at June 30                                (2.2)    (1.8)
 Valuation adjustment                               2.2      (.1)
                                               ------------------
 Balance at March 31                                        (1.9)


Foreign currency translation
 Balance at June 30                               (56.4)    39.1
 Translation adjustment                            (2.7)   (61.8)
                                               ------------------
 Balance at March 31                              (59.1)   (22.7)


Treasury stock
 Balance at June 30                              (171.7)  (178.2)
 Purchase of common stock                                   (6.5)
 Stock options exercised                            6.3      9.9
 Restricted stock awards                            2.0      2.2
                                               ------------------
 Balance at March 31                             (163.4)  (172.6)
                                               ------------------
Total shareholders' equity                     $1,007.0 $1,150.8
                                               ==================
(See Notes to Condensed Consolidated Financial Statements on page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the fourth quarter of 1993 Mallinckrodt adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes";
   and No. 112, "Employer's Accounting for Postemployment Benefits," all retroactive to July 1, 1992. Results for 1993 have been restated to reflect the effects of adoption of these standards.

2. Corporate expense for the nine months of 1993 included $5.5 million, $3.4 million after taxes, or $.04 a share, from executive resignations.

3. The income tax provision for the nine months of 1994 included favorable tax adjustments of $3.0 million, or $.04 a share, ($1.6 million, or $.02 a share, in the third quarter) from recently enacted U.S. and foreign tax law changes. Excluding these favorable adjustments, the effective tax rate would have been 39.0 percent compared to 35.5 percent last year.

4. Earnings per common and common equivalent share were based on the weighted average number of common and common equivalent shares
   (77,614,829 and 77,385,130 for the nine months ended March 31, 1994 and 1993, and 77,890,468 and 77,206,409 for the quarters ended March 31, 1994 and 1993, respectively).

5. As of March 31, 1994, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent Cumulative Preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

   Shares included in treasury stock were:
                                              March 31    June 30
   (In millions)                                  1994       1993

   Common stock                             10,159,204 10,671,514
   4 percent Preferred stock                     1,670      1,670


   At March 31, 1994, common shares reserved were:
   Exercise of common stock purchase rights            87,338,416
   Exercise of stock options
    and granting of stock awards                       10,381,331
                                                       ----------
   Total                                               97,719,747
                                                       ==========


   Supplemental cash flow information for the nine months ended
   March 31 included:
   (In millions)                                   1994     1993

   Interest paid                                  $23.9    $23.8
   Income taxes paid                              $29.0    $31.6
   Noncash investing and financing activities:
    Issuance of Mallinckrodt shares
     for restricted stock awards                   $3.7     $4.5
    Assumption of liabilities
     related to acquisitions                      $12.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General


Earnings from continuing operations for the third quarter ended March 31 were $42.9 million, or 55 cents per share, a 41 percent increase in per-share earnings compared with $30.5 million, or 39 cents per share, a year ago. Excluding a favorable tax adjustment in this year's third quarter of $1.6 million, or 2 cents per share from recently enacted foreign tax law changes, per-share earnings improved 36 percent. Operating earnings increased 46 percent, while net sales were up 11 percent.

For the nine months, earnings from continuing operations were $114.9 million, or $1.48 per share, a 33 percent improvement in per-share earnings compared with $86.1 million, or $1.11 per share, last year. Per-share earnings increased 25 percent after adjustment for a nonrecurring corporate expense charge of $3.4 million after taxes, or 4 cents per share, in last year's second quarter and excluding favorable adjustments in this year's first and third quarters totaling $3.0 million, or 4 cents per share, from recently enacted U.S. and foreign tax law changes. Operating earnings increased 30 percent and net sales improved 8 percent.

Net earnings for the nine months were $112.8 million, or $1.45 per share, compared with $2.6 million, or 3 cents per share, last year. Results for 1993 included an after-tax charge of $80.6 million, or $1.04 per share, from the adoption of certain accounting standards that involved employee benefit plans and income taxes.

A comparison of sales and operating earnings follows:
                                 Quarter Ended Nine Months Ended
                                      March 31          March 31
(In millions)                     1994    1993     1994     1993

Net sales
 Mallinckrodt Chemical           $111.3  $101.7   $315.4   $285.9
 Mallinckrodt Medical             222.7   190.1    649.1    558.8
 Mallinckrodt Veterinary          152.6   148.2    434.1    453.4
 Intersegment sales                  .1     (.1)     (.7)     (.2)
                                 ---------------------------------
                                 $486.7  $439.9 $1,397.9 $1,297.9
                                 =================================
Operating earnings
 Mallinckrodt Chemical            $17.6   $10.1    $37.0    $26.9
 Mallinckrodt Medical              47.3    42.9    141.5    125.3
 Mallinckrodt Veterinary           15.1     6.1     41.8     28.3
 Corporate                         (7.5)   (9.4)   (21.1)   (27.6)
 Eliminations                                                  .1
                                 ---------------------------------
                                  $72.5   $49.7   $199.3   $152.9
                                 =================================

Mallinckrodt Chemical net sales were:
                                 Quarter Ended Nine Months Ended
                                      March 31          March 31
(In millions)                     1994    1993     1994     1993

Pharmaceutical Specialties        $59.4   $58.7   $170.1   $154.4
Catalyst, Performance
 & Lab Chemicals                   51.9    43.0    145.3    131.5
                                 ---------------------------------
                                 $111.3  $101.7   $315.4   $285.9
                                 =================================

Mallinckrodt Chemical, including its equity-investment share of earnings from its flavors joint venture, achieved earnings of $22.4 million for the third quarter and $48.8 million for the nine months ended March 31, 1994. This represented increases of 68 percent and 48 percent, respectively, over the prior year. Net sales increased 9 percent and 10 percent compared to the corresponding prior year quarter and nine months, respectively. Pharmaceutical specialties sales improved 1 percent for the quarter and 10 percent for the nine months compared to last year. Improved plant operations and higher worldwide sales volume for medicinal narcotics benefited both periods. The increased nine month results also benefited from higher worldwide acetaminophen sales volume, partially offset by lower domestic and European acetaminophen sales volume in the third quarter.
 Catalysts, performance and lab chemicals sales increased 21 percent and 10 percent for the quarter and nine months, respectively. Higher worldwide catalysts sales volume along with higher sales and improved plant performance in inorganic chemicals during both periods contributed to the increases. Results also benefited from the restructuring program recorded at the end of 1993. The flavors joint venture earnings were significantly above the prior year for both periods from strong worldwide growth.

Mallinckrodt Medical net sales were:
                                 Quarter Ended Nine Months Ended
                                      March 31          March 31
(In millions)                     1994    1993     1994     1993

Radiology & Cardiology           $104.8   $90.8   $308.0   $276.0
Nuclear Medicine                   46.2    44.6    135.3    133.8
Anesthesiology & Critical Care     71.7    54.7    205.8    149.0
                                 ---------------------------------
                                 $222.7  $190.1   $649.1   $558.8
                                 =================================

Mallinckrodt Medical's operating earnings increased 10 percent and 13 percent for the third quarter and nine months, respectively. Net sales improved 17 percent and 16 percent for the same periods. Currency effects impacted comparative results for both periods. Excluding these effects, earnings increased at about the same rate as sales. Radiology and cardiology sales for the quarter and nine months increased 15 percent and 12 percent, respectively. For both periods, higher sales volume of the x-ray contrast medium Optiray in the U.S. and overseas more than offset the effects of price competition. Nuclear medicine sales increased 4 percent for the quarter and improved 1 percent for the nine months compared to the same periods last year. For both periods, higher sales in the U.S. associated with thallium products and TechneScan and market share gains in Europe were partially offset by unfavorable foreign exchange rates and price competition. Anesthesiology and critical care sales were up 31 percent for the quarter and 38 percent for the nine months primarily from acquisitions.

Mallinckrodt Veterinary net sales were:
                                 Quarter Ended Nine Months Ended
                                      March 31          March 31
(In millions)                     1994    1993     1994     1993

Pharmaceuticals                   $61.5   $57.2   $178.1   $186.2
Biologicals                        26.9    27.6     69.5     77.1
Feed Ingredients                   41.2    42.0    123.3    128.3
Veterinary Specialties & Other     23.0    21.4     63.2     61.8
                                 ---------------------------------
                                 $152.6  $148.2   $434.1   $453.4
                                 =================================

Mallinckrodt Veterinary's third quarter operating earnings more than doubled last year's results and operating earnings for the nine months improved 48 percent, principally from the company's restructuring program begun in late 1993. Net sales increased 3 percent for the third quarter and declined 4 percent for the nine months. Pharmaceuticals sales for the quarter improved 8 percent from timing of North American marketing and selling programs in last year's second quarter. For the nine months, pharmaceuticals sales were down 4 percent from global product rationalization designed to eliminate low margin products and from foreign exchange rates. Biologicals sales decreased 3 percent for the quarter from the above-mentioned product rationalization programs and supply and production problems. Foreign exchange rates adversely impacted the nine month sales, in addition to the factors affecting the third quarter, as sales decreased 10 percent compared to last year. Feed ingredients sales were down 2 percent and 4 percent for the quarter and nine months, respectively, from lower sales volumes and price competition. Veterinary specialties sales were up 7 percent for the quarter and 2 percent for the nine months primarily from higher sales in Brazil.



Corporate Matters


Mallinckrodt corporate expense decreased $1.9 million for the quarter and $6.5 million for the nine months compared to the previous year. The improved nine month comparison reflects pretax charges of $5.5 million included last year from executive resignations. The Company' effective tax rate was 39.0 percent, excluding the favorable adjustment discussed above, compared to 35.5 percent last year. This increase reflects the higher U.S. Federal statutory rate. Also, the prior year rate included certain favorable tax reserve adjustments and foreign tax credit effects.



FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1993, cash and short-term investments increased $31.6 million. Operations provided $115.7 million of cash, while capital spending totaled $122.0 million. Acquisition spending (including acquisition accrual spending) totaled $94.6 million, of which $61.0 million relates to the acquisition of Catalyst Resources, Inc. and $28.8 million relates to the acquisition of DAR S.p.A. In July 1993, the Company received $51.9 million in cash for its IMC Fertilizer Group, Inc. (IFL) dividend receivable. The Company's current ratio at March 31, 1994, was 1.4. Debt as a percentage of invested capital was 42.4 percent.

In August 1987 and October 1988, the Company's Board of Directors authorized repurchase of a total of 42.0 million shares of its common stock. Since then 28.9 million shares have been purchased under this authorization, none during 1994.

On April 8, 1992, a shelf registration statement was filed with the SEC for $250 million of debt securities. In 1994, the Company offered
$100.0 million of 6% Notes due October 15, 2003 and $100.0 million of
7% Debentures due December 15, 2013, from this shelf registration. Net proceeds from these offerings totaled $197.2 million, of which $90.0 million was used to replace short-term notes related to 1993 acquisitions. Such notes had been classified as long-term debt at June 30, 1993.

The Company has a $350 million private-placement commercial paper program. This program is backed by $450 million of U.S. lines of credit, of which $350 million is available until August 1996 and $100 million is available until August 1994. At March 31, 1994, commercial paper borrowings and borrowings under the U.S. credit line amounted to $216.4 million and $20.0 million, respectively. At March 31, 1994, non-U.S. lines of credit totaling $205.5 million were also available and borrowings under these lines amounted to $41.0 million. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1994, is approximately $200 million.



OTHER MATTERS

In the fourth quarter of 1993, Mallinckrodt adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and No. 112, "Employer's Accounting for Postemployment Benefits," all retroactive to July 1, 1992. Results for 1993 have been restated to reflect the effects of adoption of these standards.



PART II.  OTHER INFORMATION


ITEM  1.     LEGAL PROCEEDINGS.

In the previously reported class actions pending in the United States District Court in New York, plaintiff has appealed the District Court's decision denying plaintiff's motion to reopen the judgment and for leave to amend the Complaint to the United States Court of Appeal for the Second Circuit. The Company continues to believe that these suits are without merit and will have no material effect.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) A Special Meeting of Shareholders was held March 15, 1994.

(c) The only matter voted upon at the Special Meeting of Shareholders was:

    An amendment to the Corporation's Restated Certificate of Incorporation to change the Corporation's name to Mallinckrodt Group Inc. was ratified by the affirmative vote of an aggregate of 64,698,838 shares of Common and 4% Cumulative Preferred Stock. A total of 359,379 shares of Common and 4% Cumulative Preferred Stock was voted against the amendment. Holders of 566,524 shares of Common and 4% Cumulative Preferred Stock abstained from voting.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        11.1 Primary earnings per share computation for the nine months ended March 31, 1994 and 1993.

        11.2 Fully diluted earnings per share computation for the nine months ended March 31, 1994 and 1993.

        11.3 Primary earnings per share computation for the quarters ended March 31, 1994 and 1993.

        11.4 Fully diluted earnings per share computation for the quarters ended March 31, 1994 and 1993.


    (b) Reports on Form 8-K.

        During the quarter and through the date of this report, the following reports on Form 8-K were filed.

        Report dated January 12, 1994, under item 5, regarding the purchase by Mallinckrodt Chemical, Inc., of Catalyst Resources, Inc.

        Report dated March 15, 1994, under item 5, regarding IMCERA Group Inc.'s name change to Mallinckrodt Group Inc.


                      * * * * * * * * * * * * * * * *



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mallinckrodt Group Inc.


                                   WILLIAM B. STONE
                                   -----------------
                                   William B. Stone

                                   Vice President and Controller

Date:  April 28, 1994
                                    10