Form 10-K
period 1994-06-30
MALLINCKRODT GROUP INC
filed 1994-09-23
CIK 51396

_______________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                ________________


                                    FORM 10-K

               X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -----
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1994

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           -----
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ______ to __________________

                          Commission file number 1-483

                             MALLINCKRODT GROUP INC.
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

                                ________________


           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
         ---------------------                    -----------------------
4% Cumulative Preferred Stock,
      par value $100 per share                    New York Stock Exchange
Common Stock, par value $1 per share              New York Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Stock Exchange
9 7/8% Sinking Fund Debentures
     due March 15, 2011                           New York Stock Exchange
6% Notes due October 15, 2003                     New York Stock Exchange
7% Debentures due December 15, 2013               New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act:  None
                                ________________

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days. Yes  X . No   .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
                                ________________

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,485,655,461 as of August 31, 1994. Market value is based on the August 31, 1994, closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 76,896,603 shares as of August 31, 1994.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from pages 3 through 14, pages 21 through 35, pages 11 and 12, and pages 9 through 11 and pages 13 and 14, respectively, of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 19, 1994.

      ____________________________________________________________________

1994 FORM 10-K CONTENTS


Item                                                                      Page
______________________________________________________________________________


Part I:

  1.  Business.                                                              1
      Introduction                                                           1
      General Factors Related To Business Segments                           3
      International Operations                                               3
      Mallinckrodt Chemical                                                  4
      Mallinckrodt Medical                                                   7
      Mallinckrodt Veterinary                                               13
      Other Activities                                                      16
  2.  Properties.                                                           19
  3.  Legal Proceedings.                                                    20
  4.  Submission of Matters to a Vote of Security Holders.                  22
      Executive Officers of the Registrant                                  23

Part II:

  5.  Market for the Registrant's Common Stock and Related
        Stockholder Matters.                                                25
  6.  Selected Financial Data.                                              26
  7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                27
  8.  Financial Statements and Supplementary Data.                          33
  9.  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.                             51

Part III:

 10.  Directors and Executive Officers of the Registrant.                   51
 11.  Executive Compensation.                                               51
 12.  Security Ownership of Certain Beneficial Owners and Management.       51
 13.  Certain Relationships and Related Transactions.                       51

Part IV:

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.      52

Signatures                                                                  66
_______________________________________________________________________________

PART I.

ITEM 1.   BUSINESS

INTRODUCTION


COMPANY PROFILE
Mallinckrodt Group Inc. (Mallinckrodt, the Company, or the Corporation) provides human and animal health care products and specialty chemicals worldwide by means of its three technology-based operating subsidiaries: Mallinckrodt Chemical, Mallinckrodt Medical and Mallinckrodt Veterinary.

The Company was incorporated in New York in 1909 under the name International Agricultural Corporation. The corporate headquarters is located at 7733 Forsyth Boulevard, St. Louis, Missouri 63105-1820, and the telephone number is
(314) 854-5200.

TRANSITION OF THE COMPANY
During the past several years, the Company has taken significant steps to develop its current composition of businesses as follows:

     - In February 1986, the Company, then called International Minerals & Chemical Corporation, purchased Mallinckrodt, Inc. for $675 million in cash.

     - In October 1986, the Company sold its gas and oil segment and its industrial products segment for $162 million.

     - From March 1987 through July 1989, the Company expanded its animal health business by acquiring Pitman-Moore, Inc., Coopers Animal Health and the animal health business of Glaxo Holdings for an aggregate $266 million in cash plus the assumption of certain liabilities.

     - In February 1988, IMC Fertilizer Group, Inc. (IFL), then a wholly owned subsidiary, completed an initial public offering (IPO) of shares of common stock. Until March of 1991, the Company owned 10 million shares of IFL common stock, less than a majority voting interest in IFL, and accounted for its investment in IFL by the equity method. In September 1988, the Company's holdings of IFL's Preferred Stock, Series A, were redeemed by IFL for $200 million.

     - In June 1990, shareholders approved changing the Company's name from International Minerals & Chemical Corporation to IMCERA Group Inc.

     - In March 1991, the Company entered into a sale and option agreement with IFL under which IFL purchased, in three stages, all 10 million shares of IFL common stock which the Company owned for total net proceeds of $385 million. As of July 1991, the Company no longer owned any IFL shares.

     - In January 1992, Mallinckrodt, Inc., a wholly owned subsidiary of IMCERA Group, Inc., divided its principal operations to form two separate subsidiaries, Mallinckrodt Medical, Inc. and Mallinckrodt Specialty Chemicals Company.

     - In June 1993, the Company announced the details of a restructuring program which resulted in a charge of $242 million after taxes, most of which was for actions taken at Mallinckrodt Veterinary (then called Pitman-Moore). Further discussion is included in the Mallinckrodt Chemical and Mallinckrodt Veterinary business segment discussions and Note 1 of Notes to Consolidated Financial Statements (Notes).

     - On March 15, 1994, shareholders approved changing the Company's name from IMCERA Group Inc. to Mallinckrodt Group Inc. Simultaneous with the corporate name change, Mallinckrodt Specialty Chemicals changed its name to Mallinckrodt Chemical, Inc. and Pitman-Moore changed its name to Mallinckrodt Veterinary, Inc.

     - In March 1994, the Company moved its headquarters from Northbrook, Illinois to St. Louis, Missouri.

     - In June 1994, the Company announced the details of a restructuring program which resulted in a charge of $59 million after taxes, most of which relates to Mallinckrodt Medical. Further discussion is included in the Mallinckrodt Medical and Mallinckrodt Veterinary business segment discussions and Note 1 of the Notes.

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 1 of the Notes.


GENERAL POINTS
In this report:

Mallinckrodt Group Inc. and its subsidiaries, collectively, are called the "Company," the "Corporation," or "Mallinckrodt," unless otherwise indicated by
the context.  The Company has three business segments:   Mallinckrodt Chemical,
Mallinckrodt Medical and Mallinckrodt Veterinary.

The term "operating earnings" of a business segment represents that business segment's revenues, including sales to other Mallinckrodt business segments, less all operating expenses. Operating expenses of a business segment do not include interest expense, corporate income or expense, and taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.

Registered trademarks are indicated by an asterisk(*).

GENERAL FACTORS RELATED TO BUSINESS SEGMENTS
For a number of months, there have been extended discussions regarding the enactment of federal legislation directed towards what is commonly referred to as "health care reform." Numerous health care reform proposals have been introduced in the U.S. Congress, and various states have also introduced or enacted such reform measures. Mallinckrodt is unable to predict what effect any such legislation, if enacted, might have on its businesses.

None of Mallinckrodt's business segments is dependent upon any single customer or supplier or group of related or affiliated customers or suppliers whose loss would have a material effect on its sales and operating results.

In general, Mallinckrodt's business segments, including related working capital requirements, are not materially affected by seasonal factors.

Mallinckrodt's business segments do not extend long-term credit to customers. The Company believes this non-extension of credit as well as its working capital requirements are not materially different from the credit policies and working capital requirements of its competitors.

Competition with foreign and domestic manufacturers and suppliers in Mallinckrodt's business segments involves price, service, quality and the development of technology. Competition is strong in all markets served.

Financial information about industry segments is included in Note 17 of the Notes. Financial information about foreign and domestic operations and export sales is included in Note 16 of the Notes.

INTERNATIONAL OPERATIONS
Foreign operations and investments are subject to risks customarily encountered in such operations and investments. Risks include fluctuations in currency exchange rates and controls, expropriation, and other economic, political, and regulatory policies of local governments, as well as laws and policies of the United States affecting foreign trade and investment.

Mallinckrodt sales outside the U.S. represented about 35 percent of consolidated net sales in 1994, 1993 and 1992. Products are manufactured and marketed through a variety of subsidiaries, affiliates and joint ventures around the world. See discussions of individual business segments included below; under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27-32; and in Note 17 of the Notes for additional information.


MALLINCKRODT CHEMICAL

Mallinckrodt Chemical sales were:



(in millions) Years ended June 30,       1994      1993      1992(1)
- --------------------------------------------------------------------

Net sales
  Ongoing operations
    Pharmaceutical Specialties          $ 225     $ 212     $ 183
    Catalysts, Performance &
      Lab Chemicals                       212       183       185
                                        -----     -----     -----
                                          437       395       368
  Divested operations
    and flavors business(2)                                    73
- ----------------------------------      -----     -----     -----
                                        $ 437     $ 395     $ 441
                                        -----     -----     -----
                                        -----     -----     -----

(1)  Restated to reflect Chemical's reorganization effective July 1, 1992.
(2) Includes sales of the divested cosmetic and electronic chemicals businesses and pre-joint venture sales of the flavors business.

Mallinckrodt Chemical, Inc. and its subsidiaries, collectively are called "Chemical," unless otherwise indicated by the context.

Chemical's products are sold to a variety of markets. These products possess a higher degree of technology and service than is characteristic of commodity chemicals. Generally, Chemical's products are sold as chemical intermediates which are used by customers worldwide as components, ingredients or reagents, rather than as final consumer products. Many of Chemical's products are processed in multi-purpose manufacturing facilities. These products are also often subject to government regulation and industry standards, including FDA-mandated "Good Manufacturing Practice."

Chemical's products include drug chemicals, peptides, high-purity performance chemicals, catalysts and laboratory chemicals. Through its 50 percent interest in the Tastemaker joint venture, Chemical also participates in the flavors business.

PHARMACEUTICAL SPECIALTIES
Pharmaceutical specialties products include analgesics such as acetaminophen
(APAP) used to control pain and fever; codeine salts and other opium-based narcotics and synthetic narcotics used to treat pain and cough; and peptides which are used in many new pharmaceuticals. Other pharmaceutical specialties products include narcotic/APAP combination products; Toleron* brand of ferrous fumarate which stimulates the formation of red blood cells; various salts and excipients; and Methodose* which is used for opiate addiction therapy and analgesia.

Most pharmaceutical specialties products are sold to the pharmaceutical industry for use in the manufacture of dosage-form drugs. Narcotic prescription chemicals are also sold directly to drug wholesalers while opiate addiction products are primarily sold to government clinics. All pharmaceutical specialties are marketed by a direct sales force.

In 1992, Chemical began manufacturing peptides at its St. Louis facility, and has performed appropriate facility construction and modification there in both 1994 and 1993. Peptides are also manufactured in Torrance, California.
In 1992, a $16 million project was begun to expand APAP manufacturing and waste-treatment capacity at the Raleigh, North Carolina, facility. When complete early in 1995, APAP capacity is expected to increase 25 percent while lowering unit cost. The Derbyshire, England para-aminophenol (PAP, a precursor of APAP) manufacturing plant is running at double its former capacity following an expansion there in 1992. In 1993, Chemical acquired Contech Laboratories, a facility located in Greenville, Illinois which had performed certain processing steps relating to the manufacture of Compap* and other products. Chemical has expanded these facilities to manufacture and process additional products and forms. In 1992, work also began on an approximately $9 million project to expand and upgrade the narcotics facility in St. Louis, Missouri, which is expected to be completed early in 1995.

CATALYSTS, PERFORMANCE & LAB CHEMICALS
Catalysts, produced in Erie, Pennsylvania, are sold to the petrochemical and food industries. They include such products as platinum and palladium on carbon or alumina substrates; copper chromite; tableted, flaked and droplet shapes of nickel catalysts; and a variety of custom catalysts. Such catalysts are used to manufacture plasticizers, detergents, rubber products, insecticides, synthetic motor oil and edible fats and oils. Catalysts are marketed directly by Chemical under the registered trademark Calsicat.

In 1994, Chemical acquired Catalyst Resources, Inc., a manufacturer of polymerization catalysts based in Pasadena, Texas. Catalyst Resources produces custom and proprietary catalysts for manufacturers of polypropylene and polyethylene. Catalyst Resource products are marketed by a direct sales force, with a large percentage of sales to international customers.

High-purity performance chemicals sold to industrial consumers include such products as calcium stearates and other metal soaps for use as internal lubricants to facilitate the manufacture of molded and extruded plastics;
high performance monomers and several plastic additives and customized additive blends for use as processing aids in the production of polymers; and potassium chloride for use as a "salt substitute" in low-sodium diets. Chemical sells these products through distributors and its sales force.

Laboratory chemical products include high-purity reagent chemicals used in research and development and analytical laboratories. These high-purity products consist of hundreds of reagent chemicals sold through distributors and a direct sales force to medical, industrial, educational and governmental laboratories. Laboratory chemicals are manufactured in Paris, Kentucky.


JOINT VENTURE
In February 1992, a 50/50 joint venture partnership was formed with Hercules Incorporated to manufacture and market flavor products. The venture, named Tastemaker, was created by combining Chemical's Fries & Fries flavors business with Hercules' PFW Flavors and Citrus Specialties businesses. Tastemaker is headquartered in Cincinnati, Ohio, and has a major presence in the world's three largest flavors markets -- Europe, North America and Asia/Pacific. It manufactures products for use in convenience foods and beverages; dry and liquid beverage mixes; cordials, cocktails and wines; ice cream, cheese and other dairy products; cake and cookie mixes, snacks and other bakery products; main meals and entrees; and pharmaceutical products. Production and distribution of these products are subject to regulation by various country agencies. Tastemaker manufacturing facilities are located in Barneveld, Netherlands; Cincinnati, Ohio; Mexico City, Mexico; Milton Keynes, United Kingdom; Sydney, Australia; and Lakeland, Florida. Distribution is primarily through direct sales forces and distributors.


OTHER
During the last three years, Chemical has made several major changes in its business in addition to the changes discussed above. It combined its science products and performance chemicals businesses and consolidated its European operations under its Catalysts, Performance and Lab Chemicals Group as part of a 1992 reorganization. In 1992, Chemical divested its cosmetic and electronic chemicals businesses and exited a general-line chemical business. In 1993, the European operations were realigned between the Pharmaceutical Specialties and Catalysts, Performance and Lab Chemicals Groups along product lines.

The restructuring program begun in 1993 is producing anticipated results with the exit of the aromatic flourial intermediates business substantially competed in 1994 and the exit of the photochemicals business expected to be substantially completed in 1995. In the interim, the company continues to operate its Dieburg, Germany photochemical manufacturing facility.


MALLINCKRODT MEDICAL

Mallinckrodt Medical sales were:


(in millions) Years ended June 30,       1994      1993      1992
- ------------------------------------------------------------------------
Net sales
  Radiology & Cardiology                $ 436     $ 382     $ 294
  Nuclear Medicine                        186       182       160
  Anesthesiology & Critical Care          290       219       166
- --------------------------------        -----     -----     -----
                                        $ 912     $ 783     $ 620
                                        -----     -----     -----
                                        -----     -----     -----

Mallinckrodt Medical, Inc. and its subsidiaries, collectively are called "Medical," unless otherwise indicated by the context.

Medical products are instrumental in the delivery of health care services and are sold to hospitals, clinical laboratories and other customers on a worldwide basis. They are related by a high degree of innovation and technology, by regulation from agencies such as the U.S. Food and Drug Administration (FDA) and by markets served. They are significantly affected by conditions within the health care industry, including continuing legislative initiatives and public and private health care insurance and reimbursement programs. An aging population and demand for technologically superior products to improve the quality of life and lower the cost of care are two major factors fueling growth within the industry.

Medical provides advanced, innovative products for radiology, cardiology, nuclear medicine, anesthesiology and critical care. Principal products of this industry segment are contrast media for various imaging modalities, radiopharmaceuticals for medical diagnostic procedures, and disposable medical devices and instruments and systems for use in surgical procedures, critical care and alternate site facilities.

During 1994, Medical conducted studies to develop strategies to effectively respond to customer needs and compete in a market that is changing rapidly as the result of health care reform. As a result of these efforts, in the fourth quarter Medical announced a pre-tax charge of $74 million related to the reengineering process.

The key components of the charge include the reorganization of the current medical specialty oriented U.S. sales structure into a unified sales organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; relocation of the Argyle, New York tracheal tube manufacturing operations to existing plants in Athlone, Ireland and Irvine, California, and a new facility to be built in Juarez, Mexico; and severance costs related to an associated work-force reduction.

The process of restructuring the U.S. sales force addresses new alliances being created on a market-by-market basis and the changing dynamics of existing customers' decision-making processes. Medical has begun the process of consolidating its five divisional sales units into one team that reports through a senior vice president to the chief executive officer, thereby increasing responsiveness by reducing levels of authority. The consolidation also creates 12 geographic regions to improve planning and strategy development on a local basis. And while it will continue to emphasize contact with the clinical community within its customer base, the new sales structure will create a single point of contact with each purchasing entity, providing quicker, more efficient and effective customer service.

Pre-tax cash expenditures for this restructuring should approximate $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. Approximately $50 million of the expenditures will occur in 1995. The non-cash pre-tax portion of the charge should approximate $9 million, primarily relating to manufacturing rationalization. An additional $34 million of capital spending will be incurred relating to information systems and manufacturing rationalization. The majority of actions under this program are expected to be completed in one year. Annual pre-tax savings from the restructuring will be approximately $40 million, with partial benefit in 1995 and most of the savings achieved in 1996.

The restructuring should allow Medical to remain flexible to address future change, reduce costs, remain competitive and sustain a strong market presence.

RADIOLOGY & CARDIOLOGY
Radiology products include iodinated contrast media (ionic and nonionic) and catheters for use in studies of the brain, abdominal organs, renal system, peripheral vascular system and other areas of the body to aid in diagnosis and therapy. In 1994, these products were marketed principally by a divisional direct sales force, which will be consolidated within the geographically organized sales force pursuant to Medical's restructuring. Since its introduction in the U.S. five years ago, Optiray*, a low osmolar, nonionic medium, has been widely accepted in both radiology and cardiology indications. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the company opened a new production facility in Dublin, Ireland during the year, for the manufacture of Optiray* in its bulk drug form. In addition, a capacity expansion at Medical's existing plant in St. Louis, Missouri has been completed. In June 1990, Medical introduced Ultraject*, a patented innovation in contrast media agent administration. This prefilled syringe provides radiologists a more efficient, convenient and safer method of delivering contrast agents. Ultraject* continues to fuel the growth of Optiray* in the imaging market as it provides a significant market edge over traditional glass syringes because it reduces the potential for both dosage error and handling hazards.

The cardiology business is directed toward meeting the needs of both invasive and non-invasive cardiologists in diagnosing and treating diseases of the heart and the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales force which will be consolidated within Medical's new geographically organized sales force. During 1989, Medical acquired an equity position (since unchanged) of less than two percent of the then currently outstanding common shares of Molecular Biosystems, Inc. of San Diego, California, and obtained exclusive marketing rights in the Western
Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was unanimously recommended for approval by the Radiology Device Advisory
Panel of the FDA in July 1992. Molecular Biosystems received an approvable letter for Albunex* from the FDA in April 1994. Final approval was received early in August 1994 with Medical's launch of the product anticipated in the second quarter of 1995.

During 1993, Medical reached an agreement with Peripheral Systems Group ("PSG"), a division of Eli Lilly and Company, to obtain exclusive, worldwide distribution rights for a broad line of interventional radiology and cardiology products manufactured by PSG. Medical started North American distribution in 1993 and began full distribution in Europe, Japan and Latin America in the third quarter of 1994.

Medical's largest developmental effort in this area is directed toward contrast agents for magnetic resonance imaging, primarily in neurology, oncology and cardiovascular applications.

At June 30, 1994, radiology and cardiology manufacturing facilities were located in Angleton, Texas; Raleigh, North Carolina; St. Louis, Missouri; Quebec, Canada; Mulhuddart, Ireland; and Mexico City, Mexico.

NUCLEAR MEDICINE
The nuclear medicine business consists of radiopharmaceuticals used to provide images of numerous body organs' anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold to hospitals and clinics in the U.S. by both a direct sales force, which will be consolidated within Medical's geographically organized sales force, and through a nationwide network of nuclear pharmacies. Internationally, marketing will continue through direct sales forces and distributors. Health physics consulting services are also provided to hospitals.

In June 1994, the FDA authorized U.S. marketing of OctreoScan*. This unique radiopharmaceutical will assist physicians in diagnosing and determining the extent of spread in certain types of cancers, using a non-invasive procedure instead of surgical biopsy. OctreoScan* will be manufactured at facilities in St. Louis, Missouri and Petten, Netherlands. Introduction of the product began in June 1994 through key hospitals specializing in cancer treatment. Marketing of the product has been expanded upon FDA approval of promotional material.

In 1990, Medical introduced TechneScan* MAG3* for improved imaging of the kidneys and the renal system. Unlike a standard x-ray based imaging procedure, a nuclear medicine scan utilizing MAG3* can accurately assess renal tubular function in addition to providing anatomical information. In 1991, the company introduced the highly successful UltraTag* RBC blood pool imaging kit which is used for gated blood pool, "first pass" cardiac studies, and for the detection of hemangiomas and gastrointestinal bleeding sites. In order to meet growing worldwide demand for cyclotron-produced products, Medical is currently expanding cyclotron capacity at its radiopharmaceutical production facility in Maryland Heights, Missouri. Medical also brought a new cyclotron on-line at Petten, Netherlands, in 1993. Medical is also expanding the Maryland Heights, Missouri manufacturing facility to introduce an improved generator product.

Additionally, during 1992, Medical signed an agreement with the Netherlands Energy Research Foundation to construct a plant in Petten dedicated to the manufacture of molybdenum-99 (Mo99), a key raw material used in the production of the nuclear medicine imaging product technetium-99m. Full production is expected to begin by the end of 1995.

Current research efforts in this area are directed to development of compounds to alleviate cancer-related bone pain, detect several types of cancer, and evaluate heart disease.

At June 30, 1994, nuclear medicine manufacturing facilities were located in Maryland Heights, Missouri and Petten, Netherlands. Medical owns these facilities. The company also operates 33 nuclear pharmacies located in population centers throughout the U.S.

ANESTHESIOLOGY & CRITICAL CARE
Anesthesiology products include continuous core temperature monitoring systems; convective warm air temperature management systems; tracheal tubes, tracheostomy tubes, breathing systems, and other disposables; and airway management products. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and postoperatively. In 1993, Medical expanded its airway management product line by acquiring the tracheostomy
products business of Sorin Biomedical in Irvine, California.   The airway
management product line consists of basic and specialty tracheal tubes used in hospitals for maintaining a secure airway during anesthesia and intensive care and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. Anesthesiology products are marketed directly and through distributors in the U.S. The direct sales force will be consolidated within Medical's new geographically organized sales force. Internationally, airway and temperature systems are marketed directly and through distributors.

In 1994, Medical acquired DAR S.p.A. of Mirandola, Italy to complement its tracheal and tracheostomy tube business and expand the core airway management business into related anesthesia and respiratory disposables. DAR products include disposable filters, heat/moisture exchanges, masks and breathing circuits used in operating rooms and intensive care units to provide respiratory support to critically ill patients. Current distribution channels will be changing to support DAR products worldwide market potential. In 1994, Juarez, Mexico became the new production base for the temperature monitoring systems products used in emergency and critical care settings. Medical is capitalizing on the rapid conversion to disposable tracheal tubes in Europe by expanding its anesthesiology products plant in Athlone, Ireland. Also, as previously discussed, a portion of the Argyle, New York tracheal tube manufacturing operations will be relocated to a new facility to be built in Juarez, Mexico.

In critical care, Medical provides instruments and systems to analyze blood gases and electrolytes, and systems for blood hemoglobin and glucose analysis. GEM*-STAT is designed for use in low-volume intensive care units, while GEM*-6 provides testing in the operating room, primarily for cardiovascular surgery. The GEM* Premier is a user friendly product which has a high capacity and is more cost-effective than competing whole-blood analyzers. The GEM* Premier is utilized in intensive care units as well as in hospital stat and central laboratories. These products are sold directly to hospitals in the U.S. and through direct sales forces and distributors in international markets. During 1993, Medical acquired the HemoCue businesses, HemoCue A.B. of
Angelholm, Sweden and HemoCue Inc. of Mission Viejo, California, to complement the GEM system's point of care blood analysis product line. HemoCue products include blood hemoglobin and glucose analysis systems for use in hospitals and alternate site markets. These products are distributed directly and through distributors in the U.S. and internationally. The U.S. direct sales force will be consolidated within Medical's new geographically organized sales force.

At June 30, 1994, anesthesiology and critical care manufacturing facilities were located in Carlsbad, California; Santa Ana, California; Argyle, New York; Irvine, California; Ann Arbor, Michigan; Vitrolles, France; Athlone, Ireland; Mirandola, Italy; Juarez, Mexico; and Angelholm, Sweden. Medical owns the Argyle, Athlone and Mirandola facilities. The remainder are leased.

At June 30, 1994, the company had distribution locations in Mission Viejo, California; Victoria, Australia; Vienna, Austria; Bruxelles, Belgium;
Quebec, Canada; Evry Cedex, France; Gemenos, France; Hennef, Germany; Tokyo, Japan; Mexico City, Mexico; Petten, Netherlands; Athlone, Ireland; Catano, Puerto Rico; Madrid, Spain; Zurich, Switzerland; Northampton, United Kingdom; Milan, Italy; and Singapore. Medical owns the facilities in Athlone, Quebec, Mexico City and Petten. The remainder are leased.

MALLINCKRODT VETERINARY

Veterinary sales were:


(in millions) Years ended June 30,       1994      1993      1992
- -----------------------------------------------------------------
Net sales
  Pharmaceuticals                       $ 249     $ 258     $ 285
  Biologicals                              95       105       104
  Feed Ingredients                        162       169       172
  Veterinary Specialties & Other           86        86        81
- --------------------------------        -----     -----     -----
                                        $ 592     $ 618     $ 642
                                        -----     -----     -----
                                        -----     -----     -----


Mallinckrodt Veterinary, Inc. and its subsidiaries, collectively are called "Veterinary," unless otherwise indicated by the context.

Veterinary initiated the restructure of its global operations during 1993 to improve operating earnings and growth potential by strengthening its global distribution and marketing capabilities and consolidating manufacturing facilities to improve worldwide product sourcing and increase plant utilization.

To date, approximately 1,000 positions have been eliminated, nearly 500 of which were eliminated during 1994; 10 manufacturing facilities have been closed; more than 200 low margin products have been dropped from the lines offered by the company; commercial and administrative functions have been streamlined, including the consolidation of most of the research and development operations to one global facility located near the corporate headquarters; and Veterinary has exited non-core businesses and high risk development projects that have diminished in potential, including a project for the development of a porcine somatotropin (PST) product under the name Grolene*.

Veterinary ranks in the top five companies in the animal health industry worldwide in terms of sales, and continues to have direct presence in the top 25 animal health markets of the world, with more than half its net sales originating outside the U.S. Veterinary focuses on four strategic segments, or two-thirds, of the $12 billion market for animal health products; pharmaceuticals, biologicals, veterinary specialties and feed ingredients.

Veterinary's operations support a product line approaching 1,000 products. Its strategy calls for selective additions of new products and for geographic expansion into new markets. Specifically, it intends to focus on improving its leading positions in North America, the United Kingdom, Australia, New Zealand and Brazil, and to increase market share in Germany, France, Japan, Mexico and Spain. Veterinary also sees growth potential in less developed nations such as China.

Veterinary continues to focus its efforts on product areas that offer the greatest opportunities. Consequently, Veterinary expects to continue to derive most of its sales and profit from the food animal sector, while selectively developing product lines in the companion animal market, and through specialty distribution. In the worldwide animal health industry, products for food animals comprise nearly 80 percent of the market. Approximately 85 percent of Veterinary's revenues are from products used for food animals.

Cross registration, or filing for approval of products already marketed in other countries, is a key component of Veterinary's geographic expansion efforts. Approximately 350 product approvals have resulted from cross-registration through 1994, with additional approvals expected over the next three to five years.

Operations are currently located in more than 30 countries, with distribution networks in more than 100 nations. Veterinary's organizational structure (three geographic regions and the Feed Ingredient business) is aligned for increased market focus and customer responsiveness and enables it to sell directly to the consumer, veterinarian, distributor, dealer or agent, depending on the maximum market opportunity.

PHARMACEUTICALS
The pharmaceutical business segment includes productivity enhancers, ectoparasiticides, and antimicrobials.

The worldwide market for productivity enhancers is $200 million. Veterinary's strategy is to strengthen its position through product line extensions.

Ralgro*, Veterinary's long-established and consistent performer, is the leading growth promotant for cattle on grass in the U.S. The product is also marketed in a number of Latin American and other countries. Ralgro received U.S. Food and Drug Administration approval in 1994 for use in heifer calves intended for reproduction. This expanded applicability is expected to help simplify the implant process for beef producers.

The world market for parasiticides is $2 billion. Veterinary is one of the leading companies in this market, and offers a wide range of food animal products such as pour-ons, sprays and eartags.

Defend* EXspot*, a topical flea control product for dogs that also protects against deer ticks (carriers of organisms that cause Lyme disease), is marketed in the U.S. and many countries throughout the world with recent approvals and launches in France and Norway.

Veterinary participates extensively in the $1.9 billion global antimicrobial market, which includes antibacterial and antifungals. Its strategy calls for investment to maintain and selectively expand its presence.

A broad-spectrum antibacterial sold under the brand names Zaquilan* and Diprinovet* was introduced in 1993, primarily in the United Kingdom, Ireland and Scandinavia for food and companion animals. It continues to gain customer acceptance while awaiting regulatory approvals in the remainder of Europe. Other products include Cepravin*, an intramammary antibiotic for dairy cattle; Butalex*, a unique treatment for theilerosis in cattle; and Clinafarm*, an antifungal for poultry hatcheries.

At June 30, 1994, pharmaceutical manufacturing facilities were located in Baton Rouge, Louisiana; Terre Haute, Indiana; Bray, Ireland; Friesoythe, Germany; Cali, Columbia; Kuala Lumpur, Malaysia; and Manila, Philippines.

BIOLOGICALS
Veterinary's strategic plan has identified biologicals as the primary focus of its development efforts, and it already has a leading position in this market. Biologicals, which include primarily vaccines, represents a current world market of $1.8 billion that is growing at an annual rate of about five to eight percent, making it the fastest growing segment of the animal health industry.

In 1994, Veterinary committed to a biological production facility to be built in Raleigh, North Carolina. The $31 million, 63,000 square-foot plant is expected to begin commercial production in 1997 and will produce livestock and companion animal vaccines for distribution around the world. Veterinary has two other global biological production facilities, in Upper Hutt, New Zealand, and Burgwedel, Germany, which were completed in 1992 at a total cost of $37 million. These three plants are expected to allow Veterinary to maintain a competitive position in this industry segment as well as aid in the development of new global vaccines and innovative delivery systems.

Veterinary entered into a global technology and product exchange agreement with Boehringer Ingelheim Animal Health, Inc., St. Joseph, Missouri, in August, 1994. The agreement provides for Veterinary to immediately begin marketing and distributing certain Boehringer Ingelheim cattle respiratory vaccines in the United States under the Strategy* brand name. The agreement also provides Veterinary with respiratory vaccine antigens and technology which are expected to enable it to develop second-generation vaccines with enhanced duration, effectiveness and safety.

Among Veterinary's vaccines are Coopervax*, a vaccine for the prevention of foot and mouth disease in cattle and sheep; Coccivac* and Paracox*, leading vaccines that prevent poultry coccidiosis by stimulating the immune system; Cattlevax*, a combined leptospirosis/clostridial vaccine for cattle; and Footvax*-M vaccine for control of foot rot in sheep. Paracox* is marketed primarily in Europe, and Coccivac* primarily in the Americas and Asia. Both vaccines are pending approval in other countries.

Other biological manufacturing facilities at June 30, 1994 were locatd in Compton, United Kingdom; Sao Paulo, Brazil; Linque, Paraguay; and Millsboro, Delaware.

VETERINARY SPECIALTIES AND OTHER
In the $1.1 billion worldwide veterinary specialties market, Veterinary is a leading supplier of prostaglandins, anesthetics and surgical products.

Extensive use of Veterinary's product distribution capabilities by companies such as Johnson & Johnson and Zeneca strengthens Veterinary's position in this market.

Veterinary also participates in the $535 million anticoccidial market with the product Clinacox*, an anticoccidial for chickens and turkeys. Clinacox* is marketed in Canada and Latin America and is awaiting regulatory approval in the U.S.

FEED INGREDIENTS
Participating in a $1 billion worldwide market, Feed Ingredients contributes more than 25 percent of Veterinary's total sales. Veterinary has a strong brand position in this market with feed supplements such as Monofos*, Biofos*, Dynafos*, Multifos*, Dyna-K* and Dynamate*.

Veterinary owns a feed phosphate plant adjacent to the phosphate chemical complex of IMC Fertilizer Group, Inc. (IFL) in New Wales, Florida. Under an agreement which expires in 1997, IFL operates the Veterinary plant. Veterinary also contracts with IFL for key raw materials including phosphoric acid and phosphate rock. IFL also supplies Veterinary's requirements of animal feed-grade potassium products. Veterinary believes there are adequate sources of supply from other producers in the event these supply agreements are not renewed.



OTHER ACTIVITIES

RESEARCH AND DEVELOPMENT
The Company performs applied research directed at development of new products, development of new uses for existing products, and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application.

Mallinckrodt Chemical research and development efforts are organized within its operating divisions to focus technical resources on the development of new and improved products meeting defined market and customer needs. Technical personnel for process support are located at each manufacturing location. Internal research effort is supplemented with third-party and university technical agreements.

Mallinckrodt Medical research and development efforts are coordinated on a worldwide basis by a senior scientist. Research and development of imaging and therapeutic products are carried on by a centralized organization. Research and development for anesthesia and critical care are performed within these businesses. Mallinckrodt Medical's various development activities are focused on market-place needs. Internal research effort is supplemented with third-party and university technical agreements.

Mallinckrodt Veterinary currently has many products under development that address the needs of world and regional markets. The company consolidated its primary research and development capabilities at a single site in the Chicago, Illinois area in 1993, in conjunction with the restructuring of its businesses. Products in development include vaccines, growth enhancers and parasiticides for livestock, poultry and companion animals. To supplement its own research, Mallinckrodt Veterinary has technical agreements with various pharmaceutical and biotechnology companies and universities.

PATENTS, TRADEMARKS, AND LICENSES
Mallinckrodt owns a number of patents and trademarks, has a substantial number of patent applications pending, and is licensed under patents owned by others. No single patent is considered to be essential to the businesses as a whole, but in the aggregate, the patents are of material importance to the Company's business.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
The Company is subject to various environmental protection and occupational safety and health laws and regulations in the United States and foreign countries in which it operates. In addition, in its operations, currently and over the years, the Company has handled, and will continue to deal in or otherwise handle, materials and wastes classified as hazardous or toxic by one or more regulatory agencies. The Company is also subject to the Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments, affecting and involving testing, approval, production, labeling, distribution, post-market surveillance and advertising of most of the Company's existing, new, and prospective products.

Significant capital expenditures, as well as operating costs, have been incurred on account of the laws and regulations governing the protection of the environment, occupational safety and health, and the handling of hazardous materials. There are inherent and unquantifiable risks in mishandling, or potential accidents involving, hazardous or toxic materials and wastes. On the basis of its best information and belief, the Company does not believe the expenditures and risks occasioned by these circumstances have as yet become materially adverse to its operations or financial condition taken as a whole; however, no assurance can be given that this will continue to be true.

Similarly, the interpretation and enforcement of the laws and regulations pertaining to the Company's products or facilities by government agencies, such as the U.S. Food and Drug Administration and the U.S. Environmental Protection Agency, and state and foreign counterparts, at any particular production site or in connection with any particular product or any proposed new or modified product, may be more strict than anticipated, and could result in production interruption and product holds or recalls.

The Company endeavors to comply with all of these laws and regulations, as well as with all other applicable laws and regulations, but there can be no assurance compliance will always be achieved. Instances of non-compliance have occurred in the past and although they have not had a material adverse impact on the Company, such instances could occur in the future and possibly have a material adverse impact.

In particular, the Company is unable to predict the extent to which it may be adversely affected by future regulatory developments such as new or changed laws or regulations.

Most of the Company's environmental related capital expenditures are in response to provisions of the Federal Clean Air Act, Water Pollution Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, land use, air, and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $15 million in 1994 and $20 million in 1993. The Company currently estimates that environmental capital expenditures over the next two years will average about $25 million per year.



Environmental clean up costs are often incurred over extended periods of time. Nevertheless, to the extent these costs can be reasonably estimated, and the Company's responsibility is probable, accruals are established although the costs are not yet payable, and are reflected in the Company's consolidated financial statements.

See also Item 3., Legal Proceedings, and Note 19 of the Notes for additional information.

EMPLOYEES
Mallinckrodt had 10,200 employees at June 30, 1994, consisting of 6,100 U.S. based employees and 4,100 employees outside the U.S. Employees by business segment are: Mallinckrodt Chemical, 2,435; Mallinckrodt Medical, 5,200; and Mallinckrodt Veterinary, 2,500. Sixty-five employees are engaged in corporate activities.

LABOR RELATIONS
In the U.S., the Company has eight collective bargaining agreements with eight U.S. international unions or their affiliated locals covering 650 employees. Five agreements covering 495 employees were negotiated during 1994, all with no work stoppages. No agreements will expire in 1994. Eleven Mallinckrodt Medical and Mallinckrodt Chemical operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,055 employees. Mallinckrodt Veterinary operating locations outside the U.S. have eight collective bargaining agreements and/or work counsel agreements covering approximately 313 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2.   PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the respective business segment discussions in Item 1., Business. Additionally, at June 30, 1994 Mallinckrodt Medical and Mallinckrodt Veterinary occupy office and laboratory space owned by those companies in St. Louis, Missouri and Mundelein, Illinois, respectively. Mallinckrodt Chemical and Mallinckrodt Group lease office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities at June 30, 1994 are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a number of legal proceedings in which liabilities are sought to be imposed on it. The Company believes that the currently pending matters, which are largely related to federal, state, and local environmental and pollution control statutes, and which in most cases relate to discontinued operations of the Company, will not have a material adverse effect on its financial condition or the results of the Company's operations. Those matters required by Securities and Exchange Commission rules to be reported here or that could be regarded as potentially material are as follows:

ENVIRONMENTAL MATTERS
Auburn Hills, Michigan -- As first reported in 1986, the Company was named as a defendant in two cases brought by the State of Michigan in the United States District Court in Detroit, Michigan in 1986, involving a drum recycling facility in Auburn Hills, Michigan. The City of Pontiac has also intervened as an additional plaintiff. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the recycling facility, seeking contribution for damages that might be assessed against the Company. The court has not held any hearings concerning this case since Spring 1987 and has stayed all third-party proceedings. A settlement in principle reached in 1991 by the Company with the State was not finalized. The State has entered into a Consent Order with some 40 de minimis Potentially Responsible Parties (PRP's), resolving their liability for the site. The State has completed its Remedial Investigation and Feasibility Study for the site and after the study is made available for public comment, the State will indicate its remedy for the site. Until the State selects its preferred remedy, it is not possible to estimate the cleanup costs for the site.

Ashtabula County, Ohio -- As first reported in 1985, this matter involves a claim by the United States Environmental Protection Agency ("EPA") against the Company and other companies concerning the alleged pollution of a stream near Ashtabula, Ohio, designated as "Fields Brook," where the Company once operated a plant. The Company and several other companies have settled the litigation brought by EPA and all of the companies have agreed to nonbinding arbitration of the allocation of payment for a Remedial Design/Remedial Action study ordered by EPA. This arbitration and proceedings to add third parties as defendants are in process and the arbitrator's decision is expected in October 1994. Although the Company's allocable share of cleanup costs cannot be determined at this time, the Company continues to believe this proceeding will not have a material adverse effect on its financial position or results of operations.

Orrington, Maine -- As first reported in 1989, Hanlin Group, Inc. filed a complaint in the United States District Court for the District of Maine against the Company in April 1989 relating to a chemical manufacturing facility located in Orrington, Maine that was purchased from the Company. Hanlin alleged that the Company operated the facility in violation of state and federal environmental laws and that the Company illegally caused carbon tetrachloride and chloroform contamination at the facility. As previously reported, the Company and Hanlin settled the claims relating to the Orrington plant in 1991. The facility has since been sold to Holtrachem Manufacturing Company, L.L.C., with the settlement agreement assigned to them as part of the sale. Pursuant to the terms of the settlement, the Company is to pay specified costs of a study ordered by the EPA. Following the completion of all required studies, the parties will attempt to reach an agreement concerning the sharing of costs or remediation; if they cannot reach agreement, the matter will be referred to binding arbitration. The Company is not able to estimate its exposure for all study and cleanup costs at this time.

Allentown, Pennsylvania -- In September 1993, the Whitehall Township Authority ("WTA") asserted claims against Trimet Technical Products, Inc., a subsidiary of the Company, alleging that Trimet's facility in Allentown, Pennsylvania had contaminated one of the WTA water supply wells. WTA has purchased water from a neighboring system to replace water from the contaminated well, which has been closed since November 1990. From November 1990 through December 1992, Trimet reimbursed WTA for the cost of purchasing alternative water supplies based on the average pumping rate for the contaminated well in the year before it was closed. From January 1993 through present, Trimet has reimbursed WTA for its actual water purchases. Trimet is also conducting remediation efforts to remove the contamination from the aquifer. WTA claims that Trimet should reimburse it for: the construction costs of a new well (approximately $250,000); $650,000 in water supply replacement costs over and above reimbursements already made; and
approximately $250,000 for professional services.   Based upon information
available at this time, it is not possible to determine Trimet's potential liability for these claims.

OTHER MATTERS
The Corporation, Mr. Kennedy, Mr. Bentele, and two former officers no longer with the Corporation are named as defendants in two purported class actions brought in February 1992 by two alleged stockholders. These actions, which have been consolidated and are now pending in the United States District Court for the Southern District of New York, allege violations of federal securities laws and related state laws. The plaintiffs base their allegations principally on the Corporation's February 18, 1992, press release about an FDA inspection of Mallinckrodt Veterinary's Kansas City plant that also cautioned that estimates of security analysts regarding fiscal 1992 earnings from continuing operations in excess of $1.65 per share "were probably too optimistic." The estimates had been marginally higher, $1.67 per share. The thrust of the allegations is that disclosure of manufacturing deficiencies was not made on a timely basis. On October 4, 1993, the district court granted defendants' motion to dismiss the complaint without leave to replead. Plaintiffs thereafter moved to reopen the judgment and for leave to file an amended pleading, which motion was denied. Plaintiffs have appealed both decisions and the appeal has been briefed and is awaiting argument.

In September 1992, a stockholder's derivative suit was filed in the United States District Court for the Southern District of New York, purportedly on behalf of the Corporation, against all of the then directors of the Corporation asserting claims for alleged violation of the federal proxy rules, for alleged breach of fiduciary duty, and in Mr. Kennedy's case for alleged misappropriation of confidential business information. The case was assigned to the same judge as the above class actions and was consolidated with them for pre-trial purposes. This case, like the class actions, arose as a consequence of the FDA inspection and the February 18, 1992 press release referred to above in the class actions. On October 4, 1993, the district court granted defendants' motion to dismiss the complaint for, among other things, failure to make a demand on the Board before commencing suit. Plaintiff did not appeal this decision. Rather, plaintiff's counsel served a purported demand letter on the Board requesting that appropriate action be taken to redress the alleged misconduct that was the subject of plaintiff's prior complaint. By letter dated December 7, 1993, the Corporation requested further information from plaintiff regarding the allegations in the demand letter, but to date has not received any response to this request.


The Corporation believes the aforementioned suits are without merit and will have no material adverse effect on its financial position or results of operations.

Other previously reported legal proceedings have been settled or the issues sufficiently resolved so as to not merit further reporting.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended
June 30, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1994, were as follows:

C. R. (RAY) HOLMAN
Age 51. President and Chief Executive Officer since December 1992; Vice President from October 1990 to December 1992; President and Chief Executive Officer, Mallinckrodt Medical, Inc., from January 1989 until December 1992; Group Vice President of the Medical Products Group, Mallinckrodt Inc., from September 1985 to January 1989.


WILLIAM J. MERCER
Age 46. Senior Vice President since October 1993; Vice President from December 1992 to October 1993; President and Chief Executive Officer of Mallinckrodt Veterinary, Inc. since December 1992; Senior Vice President and Group Executive of Mallinckrodt Medical, Inc. from March 1992 to December 1992; Group Vice President, Medical Imaging, from November 1988 to March 1992. (Mr. Mercer resigned his positions as Senior Vice President of Mallinckrodt and President and Chief Executive Officer of Mallinckrodt Veterinary, Inc. effective July 20,
1994).


ROBERT G. MOUSSA
Age 47. Senior Vice President since October 1993; Vice President from December 1992 to October 1993; President and Chief Executive Officer of Mallinckrodt Medical, Inc., since December 1992; Senior Vice President and Group Executive, Mallinckrodt Medical, Inc., from September 1992 to December 1992; Group Vice President, International, Mallinckrodt Medical, Inc., from January 1989 to September 1992.



MACK G. NICHOLS
Age 56. Senior Vice President since October 1993; Vice President from October 1990 to October 1993; President and Chief Executive Officer of Mallinckrodt Chemical, Inc. since January 1989.


MICHAEL A. ROCCA
Age 49. Senior Vice President, Chief Financial Officer, and Treasurer since April 1994; Corporate Vice President and Treasurer of Honeywell Inc. from March 1992 to April 1994; Vice President, Finance, for Honeywell Europe from 1990 to 1992; Vice President and Controller of Honeywell Inc. International Group from 1987 to 1990.

BARBARA A. ABBETT
Age 54. Vice President, Communications since April 1994; Vice President and Senior Partner with Fleishman-Hillard, Inc., from 1979 to April 1994.


ASHOK CHAWLA
Age 45. Vice President, Strategic Management since July 1991; Vice President Strategic Planning and Business Development of Mallinckrodt Veterinary, Inc., from August 1990 to July 1991; Division Director, Finance and Administration for Mallinckrodt, Inc. - Europe from August 1988 to August 1990.


BEVERLEY L. HAYES
Age 55. Vice President, Organization and Human Resources since November 1990; Senior Vice President, Human Resources of Mallinckrodt Veterinary, Inc., from September 1990 to November 1990; Vice President Human Resources of Mallinckrodt Veterinary, Inc., from July 1989 to September 1990.


ROGER A. KELLER
Age 49. Vice President, Secretary, and General Counsel since July 1993; Senior Vice President and General Counsel, Mallinckrodt Medical, Inc., from March 1992 to July 1993; Vice President and General Counsel of Mallinckrodt Medical, Inc., from September 1989 to March 1992; Vice President and Secretary, Mallinckrodt, Inc., since August 1986.


DOUGLAS K. LARSEN
Age 55. Vice President, Environment and Safety since October 1991; Corporate Staff Vice President, Environment and Safety from September 1988 to October 1991. (Mr. Larsen's employment by the Company ended June 30, 1994).


WILLIAM B. STONE
Age 51. Vice President and Controller since November 1990; Assistant Controller and Corporate Staff Vice President from October 1989 to November 1990; Vice President of Mallinckrodt, Inc., since April 1983.


MISCELLANEOUS
All of the Company's officers are elected annually, with the terms of the officers listed above to expire in October 1994, except as otherwise noted. No "family relationships," as that term is defined, exist among any of the listed officers.

George D. Kennedy, Chairman of the Board, is technically an officer of the Company, but as a retired employee and consultant, has no full-time obligations and hence is not regarded as or believed to be an Executive Officer. As a director, his business experience and directorships are described in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 19, 1994.


PART II.



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS


COMMON STOCK PRICES AND DIVIDENDS


                            Quarter      First    Second     Third    Fourth
- ----------------------------------------------------------------------------

Fiscal 1994
  Dividends per common share              $.11     $.125     $.125     $.125
  Common stock prices
    High                                 33.38    36.63     38.50     34.50
    Low                                  28.13    32.25     30.13     28.50
- ----------------------------------------------------------------------------
Fiscal 1993
  Dividends per common share              $.10     $.11      $.11      $.11
  Common stock prices
    High                                 37.75    40.25     40.25     31.63
    Low                                  31.25    31.25     23.00     23.38
- ----------------------------------------------------------------------------




The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in THE WALL STREET JOURNAL.

As of August 31, 1994, the number of registered holders of common stock, as reported by the Company's registrar, was 10,091.

ITEM 6.


SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts) Years ended June 30,  1994(1)    1993(1)    1992(1)   1991(2)    1990(3)   1989(4)
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,940.1   $1,796.3   $1,702.9  $1,633.9   $1,424.6  $  982.9
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                          $  107.4   $ (113.8)  $  128.8  $   97.2   $   55.3  $   53.4
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations (5)                        (3.6)      (6.0)      (1.3)     (9.0)       1.2      63.6
- ---------------------------------------------------------------------------------------------------------------------------------
Cumulative effects of accounting changes                                          (80.6)
- ---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                    103.8     (200.4)     127.5      88.2       56.5     117.0
- ---------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                (.4)       (.4)       (.4)      (.4)      (4.2)    (14.4)
- ---------------------------------------------------------------------------------------------------------------------------------
Available for common shareholders                                    $ 103.4   $ (200.8)   $ 127.1    $ 87.8   $   52.3  $  102.6
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data (6)
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                          $   1.38    $ (1.48)   $  1.65   $  1.37    $   .79      $.57
- ---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     1.33      (2.60)      1.63      1.24        .81      1.50
- ---------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                                       .49        .43        .38       .33        .33       .33
- ---------------------------------------------------------------------------------------------------------------------------------
Book value                                                             13.05      11.77      16.02     14.42      11.97     11.23
- ---------------------------------------------------------------------------------------------------------------------------------
Average common shares (in millions)                                     77.6       77.4       77.8      70.6       65.0      68.4
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

OTHER DATA


(Dollars in millions)
- ---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                        $2,433.5   $2,177.6   $2,050.8  $2,250.2   $2,130.9  $1,971.6
- ---------------------------------------------------------------------------------------------------------------------------------
Working capital                                                        261.3      203.7      351.6     409.0      311.1     594.6
- ---------------------------------------------------------------------------------------------------------------------------------
Current ratio                                                          1.4:1      1.3:1      1.8:1     1.6:1      1.8:1     3.3:1
- ---------------------------------------------------------------------------------------------------------------------------------
Total debt                                                          $  669.8   $  617.0   $  373.7  $  643.4   $  837.4  $  773.7
- ---------------------------------------------------------------------------------------------------------------------------------
Net deferred income tax (assets) liabilities                           (40.9)     (36.0)      41.7      48.0       52.9      42.8
- ---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                 1,015.9      910.5    1,224.2   1,084.2      824.8     888.2
- ---------------------------------------------------------------------------------------------------------------------------------
Invested capital                                                     1,644.8    1,491.5    1,639.6   1,775.6    1,715.1   1,704.7
- ---------------------------------------------------------------------------------------------------------------------------------
Total debt/invested capital                                              41%        41%        23%       36%        49%       45%
- ---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                $  172.3   $  188.3    $ 150.4  $  123.4   $   85.7  $   82.2
- ---------------------------------------------------------------------------------------------------------------------------------
Total dividends declared                                                37.7       33.2       29.5      23.7       25.8      36.9
- ---------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (in millions)                                 77.0       76.4       75.7      75.2       68.1      60.7
- ---------------------------------------------------------------------------------------------------------------------------------
Number of employees                                                   10,200     10,000      9,500     9,800      9,600     6,900
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(1)See "Mallinckrodt Management's Discussion and Analysis" for a description of nonrecurring items.
(2)Results for 1991 included an after-tax gain of $2.0 million, or $.08 per share, from the sale of intangibles at Mallinckrodt Veterinary.
(3)Results for 1990 included favorable adjustments from the conclusion of income tax audits that amounted to $14.8 million, $11.9 million after taxes, or $.18 per share, from lower income taxes and higher interest income. That benefit was partially offset by restructuring charges of $4.9 million, $3.0 million after taxes, or $.05 per share, and charges for compensation plans tied to the price of the Company's common stock that amounted to $3.9 million, $2.4 million after taxes, or $.04 per share.
(4)Results for 1989 included favorable adjustments from the conclusion of income tax audits that amounted to $20.8 million, $16.6 million after taxes, or $.24 per share, from lower income taxes and related interest charges. Such earnings also included a gain of $3.9 million, $2.4 million after taxes, or $.03 per share, from the sale of a business.
(5)See Note 1 of Notes to Consolidated Financial Statements for information on discontinued operations in 1994, 1993 and 1992. The results for 1991 included nonrecurring after-tax charges of $2.8 million, or $.04 per share, from net effects related to the IFL stock sales. The results for 1990 and 1989 included nonrecurring after-tax gains of $5.2 million, or $.08 per share, and $21.5 million, or $.30 per share, from the sale of the fragrance business and the IFL public offering, respectively. Results for discontinued operations for 1991, 1990 and 1989 also included after-tax charges of $6.2 million, or $.09 per share; $7.6 million, or $.12 per share; and $1.7 million, or $.02 per share, respectively, for environmental and litigation costs related to operations previously sold.
(6)Presented on a primary per common share basis adjusted for the 3-for-1 stock split in November 1991.

ITEM 7. MALLINCKRODT MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUILTS OF OPERATIONS.

                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------


OVERVIEW

   ALL REFERENCES TO YEARS ARE TO FISCAL YEARS ENDED JUNE 30 UNLESS OTHERWISE STATED.

1994 VS. 1993
Before restructuring charges Mallinckrodt's earnings from continuing operations were $166 million, or $2.14 per share. Comparable prior year earnings from continuing operations were $128 million, or $1.65 per share. Excluding favorable current year tax adjustments totaling $3 million, or $.04 per share, from recently enacted tax law changes and a 1993 non-recurring corporate expense charge of $3 million after taxes, or $.04 per share, 1994 results were 24 percent higher than a year ago.
   Net earnings for 1994 were $104 million, or $1.33 per share, compared with a net loss of $200 million, or $2.60 per share, in 1993. Included in these results were after-tax restructuring charges totaling $59 million, or $.76 per share, and $242 million, or $3.13 per share, for 1994 and 1993, respectively. The loss in 1993 also included a non-cash cumulative charge of $81 million, or $1.04 per share, for adoption of new standards of accounting for income taxes and certain postretirement/postemployment benefits.
   Net sales for 1994 were $1,940 million, compared with $1,796 million a year earlier. This 8 percent increase was achieved despite unfavorable currency translation effects, slower volume growth and pricing pressures. Each of Mallinckrodt's three businesses reported improved operating results for the year. Operating earnings before the restructuring charges were $287 million in 1994, compared with $225 million in the previous year. Excluding the 1993 non-recurring corporate expense charge, operating earnings were up 24 percent.
   Restructuring charges are discussed in the business sections which follow, and in Note 1 of Notes to Consolidated Financial Statements (Notes). Charges for discontinued operations are discussed in Note 1 of the Notes.

1993 VS. 1992
Mallinckrodt's 1993 results from continuing operations, before restructuring charges, were $128 million, or $1.65 per share, which included a net, non-cash charge of $4 million after taxes, or $.05 per share, associated with adoption of new accounting standards. These results compared with 1992 earnings from continuing operations of $129 million, also $1.65 per share.
   The net loss for 1993 was $200 million, or $2.60 per share. Included in this loss were after-tax restructuring charges totaling $242 million, or $3.13 per share; a non-cash cumulative charge of $81 million, or $1.04 per share, for adoption of new standards of accounting for income taxes and certain postretirement and postemployment benefits, retroactive to July 1, 1992; and after-tax charges related to discontinued operations of $6 million, or $.08 per share.

   Net sales increased 5 percent while operating earnings, excluding restructuring charges, were about flat with 1992 after absorbing incremental pre-tax charges of $8 million for adoption of new accounting standards for employee benefits. Mallinckrodt Medical's 26 percent increase in sales and 36 percent rise in operating earnings were offset by decreases in Mallinckrodt Chemical and Mallinckrodt Veterinary.
   Restructuring charges are discussed in the Mallinckrodt Chemical and Mallinckrodt Veterinary sections which follow, and in Note 1 of the Notes. Notes 1, 8 and 13 of the Notes contain further discussion of accounting changes. Charges for discontinued operations are discussed in Note 1 of the Notes.



- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
MALLINCKRODT CHEMICAL
(In millions)        Years Ended June 30,     1994           1993           1992(1)
- -----------------------------------------------------------------------------------

Net sales:
- -----------------------------------------------------------------------------------
  Ongoing operations:
- -----------------------------------------------------------------------------------
    Pharmaceutical Specialties                $225           $212           $183
- -----------------------------------------------------------------------------------
    Catalysts, Performance &
      Lab Chemicals                            212            183            185
- -----------------------------------------------------------------------------------
                                               437            395            368
- -----------------------------------------------------------------------------------
  Divested operations and
    flavors business(2)                                                       73
- -----------------------------------------------------------------------------------
                                              $437           $395           $441
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------





- -----------------------------------------------------------------------------------
Operating earnings (loss):
  Ongoing operations                          $ 62           $ 46           $ 47
- -----------------------------------------------------------------------------------
  Restructuring charge                                        (51)
- -----------------------------------------------------------------------------------
  Divested operations and
    flavors business(2)                                                       13
- -----------------------------------------------------------------------------------
                                                62             (5)            60
- -----------------------------------------------------------------------------------
Pre-tax equity in joint venture                 18             10              1
- -----------------------------------------------------------------------------------
Earnings                                      $ 80           $  5           $ 61
- -----------------------------------------------------------------------------------
Ongoing operating earnings as
  a percent of ongoing sales                  14.1%          11.6%          12.6%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

(1)Restated to reflect the company's reorganization effective July 1, 1992.
(2)Includes the divestiture of the cosmetic and electronic chemicals businesses and pre-joint venture operating results of the flavors business.



- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------


1994 VS. 1993
Mallinckrodt Chemical's operating earnings of $62 million and an $18 million pre-tax equity-investment share of earnings from its Tastemaker flavors joint venture totaled $80 million. Excluding the 1993 restructuring charge, this represented a 42 percent earnings improvement over last year. Net sales increased 11 percent to $437 million. The 1993 restructuring program is producing anticipated results with the exit of the aromatic flourine intermediates business substantially completed in 1994 and the exit of the photochemicals business expected to be substantially completed in 1995.
   Catalysts, performance and lab chemicals sales increased 15 percent, principally from higher sales volume in catalysts and performance chemicals. Improved plant operations in performance chemicals and favorable comparisons in restructured businesses also contributed to higher operating earnings in 1994. Management expects the 1994 acquisition of Catalyst Resources, Inc., a manufacturer of polymerization catalysts, to contribute to future results.

   Pharmaceutical specialties sales increased 6 percent. Contributing significantly to improved operating results were higher worldwide medicinal narcotics sales primarily due to increased sales volume and improved medicinal narcotics plant operations. Results for 1994 were negatively affected by a scheduled Raleigh, North Carolina, plant maintenance shutdown in the first quarter, additional investment in the peptides business and flat acetaminophen
(APAP) worldwide sales compared with 1993.
   The Tastemaker flavors joint venture made a significant contribution to the 1994 results with a 75 percent increase in earnings due to strong worldwide growth and efficiencies from manufacturing consolidation programs completed in 1993.

1993 VS. 1992
Mallinckrodt Chemical's operating loss of $5 million included a pre-tax restructuring charge of $51 million, primarily to exit the company's aromatic fluorine intermediates (AFI) and photochemicals businesses.
   Excluding the restructuring charge, Mallinckrodt Chemical's operating earnings, plus its equity in the flavors joint venture, decreased $5 million from 1992. Year-to-year performance comparisons were negatively influenced by additional 1993 expenses of $3 million from accounting changes for employee benefits, and, in 1992's second half, the formation of a flavors joint venture and the divestiture of non-strategic businesses. After adjusting for these events, 1993 ongoing operating earnings improved 5 percent on a corresponding net sales increase of 7 percent.
   Catalysts, performance and lab chemicals ongoing sales were one percent below 1992 principally because of lower AFI sales volumes and recessionary conditions that plagued the business throughout most of 1993. Higher sales from the new lab chemical product disposal service favorably impacted results. The AFI and photochemicals businesses, which are to be exited, detracted from 1993 earnings.
   Pharmaceutical specialties ongoing sales improved 16 percent. Higher sales volumes for APAP and medicinal narcotics, and to a much lesser extent January price increases, contributed significantly to the improved ongoing results. The company's continued investment in its recently started peptides business reduced overall 1993 performance.
   The Tastemaker flavors joint venture earnings continued significant positive momentum. Sales for the venture were nearly $200 million in its first year ended December 31, 1992. Additional costs relating to rationalization of its major production facilities in the U.S. negatively affected earnings in the first half of 1993. Tastemaker's performance improved in the last six months of the fiscal year to exceed expectations for 1993.



- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
MALLINCKRODT MEDICAL
(In millions)        Years Ended June 30,     1994           1993           1992(1)
- -----------------------------------------------------------------------------------

Net sales:
- -----------------------------------------------------------------------------------
  Radiology & Cardiology                      $436           $382           $294
- -----------------------------------------------------------------------------------
  Nuclear Medicine                             186            182            160
- -----------------------------------------------------------------------------------
  Anesthesiology &
    Critical Care                              290            219            166
- -----------------------------------------------------------------------------------
                                              $912           $783           $620
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Operating earnings:
- -----------------------------------------------------------------------------------
  Ongoing operations                          $203           $174           $128
- -----------------------------------------------------------------------------------
  Restructuring charge                         (74)
- -----------------------------------------------------------------------------------
                                              $129           $174           $128
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Ongoing operating earnings as
  a percent of sales                          22.2%          22.3%          20.6%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------




- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------

1994 VS. 1993
Mallinckrodt Medical's net sales were $912 million and operating earnings before a restructuring charge were $203 million, both up 16 percent from 1993.
   The 1994 pre-tax restructuring charge of $74 million resulted from fourth quarter decisions made pursuant to efforts conducted during the year to develop strategies to effectively respond to customer needs and compete in a market that is changing rapidly as the result of health care reform. The key components of the charge were reorganization of the current medical specialty oriented U.S. sales structure into a unified sales organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; relocation of the Argyle, New York, tracheostomy tube manufacturing operations to existing plants in Athlone, Ireland, and Irvine, California, and a new facility to be built in Juarez, Mexico; and severance costs related to an associated work-force reduction of approximately 500 employees at various locations around the world. Restructuring actions related to the program are in process and are expected to be substantially complete in one year. Pre-tax cash expenditures should approximate $65 million of which about $50 million will occur in 1995. After-tax cash costs of the program will be about $74 million, consisting of the above cash costs and an additional $34 million of capital spending that will be incurred relating to information systems and manufacturing rationalization. Annual pre-tax savings from the restructuring will be approximately $40 million, with partial benefit in fiscal 1995 and most of the savings achieved in 1996.
   Radiology and cardiology sales increased 14 percent. Higher Optiray sales volume in the U.S., Japan and Europe and increased catheter sales volume were the primary contributors to the improvement. The earnings effect of the higher sales was partially offset by higher standard product costs associated with the new Ireland Ioversol production facility and pricing pressures related to Optiray. The Optiray production capacity expansions underway last year were essentially complete by year end. Management received approval of Albunex, its ultrasound contrast agent in August 1994, with product launch anticipated soon.
   Nuclear medicine sales showed an increase of 2 percent. Higher sales volume in the U.S. and Europe associated with thallium and TechneScan MAG3 were partially offset by unfavorable foreign exchange rates and price pressures. In June 1994, OctreoScan, a radiopharmaceutical used to aid diagnosis of certain cancer tumors, received FDA approval. This and other new products are expected to help improve sales growth.
   Strong results for the anesthesiology and critical care business were a significant factor in the overall year-to-year comparison. Sales increased 32 percent. Newly acquired businesses and improved U.S. sales associated with HemoCue as a result of hemoglobin products receiving waiver status contributed to the improvement. Operating earnings increases were partially offset by unfavorable year-to-year foreign currency effects and amortization of intangibles related to acquisitions.

1993 VS. 1992
Mallinckrodt Medical's strong performance continued through 1993. Net sales increased 26 percent and operating earnings rose 36 percent, after absorbing $4 million in additional pre-tax charges related to changes in accounting for employee benefits. Results were balanced as all segments of the business, led by radiology, contributed to the improvement.
   The excellent performance of the radiology and cardiology business continued as sales were up 30 percent. Strong sales volume for the x-ray contrast medium Optiray in North America and Europe, and product introduction in Japan, which was begun in late 1992, were the main contributors.
   Nuclear medicine sales increased 14 percent. Higher sales of thallium in the U.S. and Europe associated with double injection procedures and pharmacological stress tests favorably impacted results. The rate of increase over 1992 for thallium sales moderated in the second half of 1993. Higher TechneScan MAG3 and UltraTag RBC agent kit sales and continued growth of OctreoScan sales in Europe contributed to the improved results.
   Anesthesiology and critical care sales improved 32 percent. Higher airway management product sales, the full year impact of the WarmTouch product line sales, higher sales associated with the GEM family of blood gas and electrolyte analyzers, and acquired businesses were all factors in increased results.



- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
MALLINCKRODT VETERINARY
(In millions)        Years Ended June 30,     1994           1993           1992
- -----------------------------------------------------------------------------------

Net sales:
- -----------------------------------------------------------------------------------
  Pharmaceuticals                             $249           $258           $285
- -----------------------------------------------------------------------------------
  Biologicals                                   95            105            104
- -----------------------------------------------------------------------------------
  Feed Ingredients                             162            169            172
- -----------------------------------------------------------------------------------
  Veterinary Specialties & Other                86             86             81
- -----------------------------------------------------------------------------------
                                              $592           $618           $642
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Operating earnings (loss):
- -----------------------------------------------------------------------------------
  Ongoing operations                          $ 53           $ 40           $ 69
- -----------------------------------------------------------------------------------
  Restructuring charges                        (20)          (283)
- -----------------------------------------------------------------------------------
                                              $ 33          $(243)          $ 69
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Ongoing operating earnings
  as a percent of sales                        8.9%           6.5%          10.8%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------



1994 VS. 1993
Mallinckrodt Veterinary's operating earnings of $33 million included a pre-tax restructuring charge of $20 million to adjust a prior year provision associated with the decision to discontinue development of porcine somatotropin (PST) in May 1993. This adjustment effectively removes all remaining PST valuation risk.
   Excluding restructuring charges in both years, Mallinckrodt Veterinary's operating earnings increased 31 percent compared to the previous year on a sales decline of 4 percent. Improved operating earnings resulted from actions related to the restructuring program begun last year, which included various cost control measures, plant closures and a workforce reduction of approximately 1,000 employees resulting in severance costs of $25 million. Lower sales resulted primarily from global product rationalization programs designed to eliminate low margin products and from unfavorable currency translation effects.
   Pharmaceutical sales for the year decreased 3 percent primarily from product rationalization programs in Australia and New Zealand and unfavorable currency translation. Strong sales of parasiticides in Europe, higher sales volumes in Brazil resulting from expanded distribution rights, and increased sales of growth promotants in North America partially offset the sales decrease.
   Biological sales were down 10 percent for the year, principally from supply and production problems, unfavorable currency translation effects, product rationalization programs and lower volumes of companion animal vaccine sales in North America, partially offset by higher foot and mouth disease vaccine sales in Brazil.
   Feed ingredients sales declined 4 percent from the previous year due to continuing price deterioration on lower U.S. sales volume.
   Veterinary specialities sales were up slightly compared to last year, primarily from increased sales volumes in Latin America. Lower sales volumes of a divested business in North America and unfavorable currency translation negatively impacted 1994 sales.

1993 VS. 1992
Mallinckrodt Veterinary's operating loss of $243 million included a pre-tax restructuring charge of $283 million related to actions taken as a result of its unsatisfactory performance. The major components of the charge were the decision to discontinue development of Mallinckrodt Veterinary's Grolene brand of porcine somatotropin, including manufacturing and support facilities; closure and consolidation of manufacturing plants and other distribution and support facilities; redefinition and reorganization of research and development, commercial and administrative functions; exit from certain animal health businesses; and severance costs related to a substantial work-force reduction.
   Excluding the restructuring charge, Mallinckrodt Veterinary's operating earnings declined to $40 million on a net sales decrease of 4 percent, mainly due to higher manufacturing costs, delayed restart of certain plant operations, lower North American sales volumes and European recessionary conditions. Continuing price pressures and lower volumes in feed ingredients and $2 million in expenses from accounting changes for employee benefits were also negatives.
   Sales of pharmaceutical products decreased by 9 percent principally because of lower animal productivity, antimicrobial and parasiticide volumes. Timing of prior year marketing and sales programs and shutdown of pharmaceutical manufacturing in Kansas City, Kansas, were key contributors to the lower sales.
   Biological sales were up slightly due to favorable pricing in Brazil which was almost offset by competitive pricing pressures in North America.
   Veterinary specialties sales improved 6 percent from increases across a broad range of these products.

CORPORATE MATTERS
Corporate expense decreased $5 million to $30 million in 1994, after increasing $5 million in 1993. These changes related primarily to the 1993 pre-tax charges of $6 million for executive resignations resulting from the performance of Mallinckrodt Veterinary.
   Interest and other nonoperating income (expense), net declined $3 million in 1994 from 1993. This decrease related primarily to the write-down of an investment, higher bank charges and lower interest income.
   Interest expense increased $2 million in 1994 from higher borrowings and increased interest rates.
   Mallinckrodt's reported effective tax rate for continuing operations was 37.3 percent in 1994. Excluding the impact of restructuring charges and statutory rate changes, that rate was 38.5 percent, compared with 36.8 percent in 1993. See Note 8 of the Notes for further discussion of income taxes.

FINANCIAL CONDITION
Mallinckrodt's financial resources are expected to continue to be adequate to support existing businesses, fund the remaining cash expenditures of approximately $130 million for the Company's restructuring programs and fund new opportunities. Since June 30, 1993, cash and cash equivalents increased $37 million. Operations provided $227 million of cash, while acquisition and capital spending totaled $268 million, $61 million of which related to the acquisition of Catalyst Resources, Inc. and $28 million related to the acquisition of DAR S.p.A. In July 1993, the Company received $52 million in cash for its dividend receivable from IMC Fertilizer Group, Inc. The Company's current ratio at June 30, 1994, was 1.4:1. Total debt as a percentage of invested capital was 41 percent.
   In August 1987 and October 1988, the Company's Board of Directors authorized repurchase of a total of 42 million shares of its common stock. Since then 29 million shares have been purchased under this authorization, of which none were purchased during the year ended June 30, 1994.
   On April 8, 1992, a shelf registration statement was filed with the SEC for $250 million of debt securities. In 1994, the Company offered $100 million of 6% Notes due October 15, 2003, and $100 million of 7% Debentures due December 15, 2013, from this shelf registration. Net proceeds from these offerings totaled $198 million, of which $90 million was used to replace short-term notes related to 1993 acquisitions. Such notes had been classified as long-term debt at June 30, 1993.
   The Company has a $350 million private-placement commercial paper program. This program is backed by $450 million of U.S. lines of credit, of which $350 million is available until August 1996 and $100 million is up for renewal in August 1994. At June 30, 1994, commercial paper borrowings and borrowings under the U.S. credit line amounted to $172 million and $10 million, respectively. At June 30, 1994, non-U.S. lines of credit totaling $218 million were also available and borrowings under these lines amounted to $45 million. The non-U.S. lines are cancellable at any time.
   Estimated capital spending for the fiscal year ending June 30, 1995, is approximately $260 million.

OTHER MATTERS
The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates except for the hyperinflationary effects on the Latin American businesses of Mallinckrodt Veterinary which are discussed in Note 16 of the Notes.
   See Note 19 of the Notes for a discussion of environmental matters.

- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------
                                    [GRAPHIC]
- -------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .  34

Information by Business Segment. . . . . . . . . . . . . . . . . . . . . .  35

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . .  36

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .  37

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . .  38

Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . .  39

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  40

Quarterly Results (Unaudited). . . . . . . . . . . . . . . . . . . . . . .  50

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Group Inc.
   We have audited the accompanying consolidated balance sheet of Mallinckrodt Group Inc. as of June 30, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1994, appearing on pages 35 through 50. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Group Inc. at June 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
   As discussed in Notes 8 and 13 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and employee benefits.



/s/ Ernst & Young LLP

Ernst & Young LLP
St. Louis, Missouri
August 9, 1994

- - INFORMATION BY BUSINESS SEGMENT

NET SALES


(In millions)                                                                         1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Chemical                                                             $  436.9       $  395.3       $  440.9
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Medical                                                                 912.3          783.1          620.3
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Veterinary                                                              591.7          618.1          641.8
- ------------------------------------------------------------------------------------------------------------------------
Intersegment sales                                                                     (.8)           (.2)           (.1)
- ------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                                    $1,940.1       $1,796.3       $1,702.9
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


EARNINGS AND ASSETS


                                            Earnings (Loss) from Continuing
                                             Operations Before Income Taxes                          Identifiable Assets
                                        -----------------------------------           ----------------------------------
(In millions)                            1994           1993           1992           1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Chemical                  $ 61.7        $  (5.4)        $ 59.7       $  574.9       $  460.8       $  486.8
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Medical                    128.9          174.4          127.8        1,102.5          888.6          634.0
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Veterinary                  32.6         (242.5)          69.0          660.0          698.0          778.9
- ------------------------------------------------------------------------------------------------------------------------
Corporate                               (30.2)         (35.5)         (30.5)          96.9          132.8          151.8
- ------------------------------------------------------------------------------------------------------------------------
Eliminations                               .1                           (.5)           (.8)          (2.6)           (.7)
- ------------------------------------------------------------------------------------------------------------------------
  Operating earnings (loss)             193.1         (109.0)         225.5
- ------------------------------------------------------------------------------------------------------------------------
Equity in pre-tax earnings
  of joint venture                       18.5           10.6            1.6
- ------------------------------------------------------------------------------------------------------------------------
Interest and other
  nonoperating income (expense), net      (.4)           2.6           15.3
- ------------------------------------------------------------------------------------------------------------------------
Interest expense                        (39.8)         (37.3)         (39.6)
- ------------------------------------------------------------------------------------------------------------------------
  Consolidated                         $171.4        $(133.1)        $202.8       $2,433.5       $2,177.6       $2,050.8
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT


                                                       Capital Expenditures                Depreciation and Amortization
                                         ----------------------------------           ----------------------------------
(In millions)                            1994           1993           1992           1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Chemical                  $ 41.6        $  46.2         $ 35.9       $   26.4       $   28.0       $   29.2
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Medical                     99.4           95.0           44.4           47.8           37.1           27.2
- ------------------------------------------------------------------------------------------------------------------------
Mallinckrodt Veterinary                  28.1           45.9           54.1           27.9           28.8           30.5
- ------------------------------------------------------------------------------------------------------------------------
Corporate                                 3.2            1.2           16.0            2.5            2.2            2.4
- ------------------------------------------------------------------------------------------------------------------------
  Consolidated                         $172.3        $ 188.3         $150.4       $  104.6       $   96.1       $   89.3
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

(See Note 17 of the Notes to Consolidated Financial Statements)

- - CONSOLIDATED STATEMENT OF OPERATIONS



(In millions except per share amounts)                 Years ended June 30,           1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $1,940.1       $1,796.3       $1,702.9
- ------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
- ------------------------------------------------------------------------------------------------------------------------
  Cost of goods sold                                                               1,037.3          970.6          915.6
- ------------------------------------------------------------------------------------------------------------------------
  Selling, administrative and general expenses                                       522.0          511.2          480.3
- ------------------------------------------------------------------------------------------------------------------------
  Research and development expenses                                                   95.3           95.3           90.5
- ------------------------------------------------------------------------------------------------------------------------
  Restructuring charge                                                                93.9          334.1
- ------------------------------------------------------------------------------------------------------------------------
  Other operating income, net                                                         (1.5)          (5.9)          (9.0)
- ------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                 1,747.0        1,905.3        1,477.4
- ------------------------------------------------------------------------------------------------------------------------
  Operating earnings (loss)                                                          193.1         (109.0)         225.5
- ------------------------------------------------------------------------------------------------------------------------
Equity in pre-tax earnings of joint venture                                           18.5           10.6            1.6
- ------------------------------------------------------------------------------------------------------------------------
Interest and other nonoperating income (expense), net                                  (.4)           2.6           15.3
- ------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                     (39.8)         (37.3)         (39.6)
- ------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) from continuing operations before income taxes                     171.4         (133.1)         202.8
Income tax provision (benefit)                                                        64.0          (19.3)          74.0
- ------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) from continuing operations                                         107.4         (113.8)         128.8
- ------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                     (3.6)          (6.0)          (1.3)
- ------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) before cumulative effect of accounting changes                     103.8         (119.8)         127.5
- ------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes                                                             (80.6)
- ------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                                                103.8         (200.4)         127.5
- ------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                              (.4)           (.4)           (.4)
- ------------------------------------------------------------------------------------------------------------------------
  Available for common shareholders                                               $  103.4       $ (200.8)      $  127.1
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


EARNINGS (LOSS) PER COMMON SHARE

Continuing operations                                                             $   1.38       $  (1.48)      $   1.65
- ------------------------------------------------------------------------------------------------------------------------
Discontinued operations                                                               (.05)          (.08)          (.02)
- ------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting changes                        1.33          (1.56)          1.63
- ------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes                                                             (1.04)
- ------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                               $   1.33      $   (2.60)      $   1.63
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

- - CONSOLIDATED BALANCE SHEET

ASSETS


(In millions)                                                                  At June 30,           1994           1993
- ------------------------------------------------------------------------------------------------------------------------
Current assets:
- ------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                      $   87.9       $   51.3
- ------------------------------------------------------------------------------------------------------------------------
  Trade receivables, less allowances of $11.1 in 1994 and $13.4 in 1993                             343.6          319.4
- ------------------------------------------------------------------------------------------------------------------------
  IFL dividend receivable                                                                                           51.9
- ------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                                       376.9          353.4
- ------------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                                              77.6           21.3
- ------------------------------------------------------------------------------------------------------------------------
  Other current assets                                                                               46.0           39.2
- ------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                932.0          836.5
- ------------------------------------------------------------------------------------------------------------------------
Investments and long-term receivables, less allowances of
  $13.1 in 1994 and $12.5 in 1993                                                                   147.0          132.6
- ------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                     1,396.0        1,192.9
- ------------------------------------------------------------------------------------------------------------------------
Accumulated depreciation                                                                           (532.8)        (494.0)
- ------------------------------------------------------------------------------------------------------------------------
  Property, plant and equipment, net                                                                863.2          698.9
- ------------------------------------------------------------------------------------------------------------------------
Intangible assets                                                                                   489.3          466.9
- ------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                                 2.0           42.7
- ------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $2,433.5       $2,177.6
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY


(In millions except share and per share amounts)
- ------------------------------------------------------------------------------------------------------------------------
Current liabilities:
- ------------------------------------------------------------------------------------------------------------------------
  Short-term debt                                                                                $  147.8       $  189.4
- ------------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                                  139.4          117.6
- ------------------------------------------------------------------------------------------------------------------------
  Accrued liabilities                                                                               356.0          311.9
- ------------------------------------------------------------------------------------------------------------------------
  Income taxes payable                                                                               25.4           11.4
- ------------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                                               2.1            2.5
- ------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           670.7          632.8
- ------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                             522.0          427.6
- ------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                                36.6           25.5
- ------------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefits                                                                     124.7          121.0
- ------------------------------------------------------------------------------------------------------------------------
Other noncurrent liabilities and deferred credits                                                    63.6           60.2
- ------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                 1,417.6        1,267.1
- ------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
- ------------------------------------------------------------------------------------------------------------------------
  4 Percent cumulative preferred stock                                                               11.0           11.0
- ------------------------------------------------------------------------------------------------------------------------
  Common stock, par value $1, authorized 300,000,000 shares;
    issued 87,116,289 shares in 1994 and 1993                                                        87.1           87.1
- ------------------------------------------------------------------------------------------------------------------------
  Capital in excess of par value                                                                    268.2          262.4
- ------------------------------------------------------------------------------------------------------------------------
  Reinvested earnings                                                                               846.4          780.3
- ------------------------------------------------------------------------------------------------------------------------
  Marketable securities valuation allowance                                                          (1.4)          (2.2)
- ------------------------------------------------------------------------------------------------------------------------
  Foreign currency translation                                                                      (32.8)         (56.4)
- ------------------------------------------------------------------------------------------------------------------------
  Treasury stock, at cost                                                                          (162.6)        (171.7)
- ------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                        1,015.9          910.5
- ------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                       $2,433.5       $2,177.6
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

- - CONSOLIDATED STATEMENT OF CASH FLOWS

CASH FLOWS  --  OPERATING ACTIVITIES


(In millions)                                          Years ended June 30,           1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                 $103.8        $(200.4)        $127.5
- ------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
- ------------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                                      104.6           96.1           89.3
- ------------------------------------------------------------------------------------------------------------------------
  Restructuring charge                                                                93.0          312.6
- ------------------------------------------------------------------------------------------------------------------------
  Cumulative effect of accounting changes                                                            80.6
- ------------------------------------------------------------------------------------------------------------------------
  Postretirement benefits                                                              8.3            7.1
- ------------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                               (5.2)         (60.6)          19.6
- ------------------------------------------------------------------------------------------------------------------------
  Gains on disposals of assets                                                         (.6)          (2.4)         (14.3)
- ------------------------------------------------------------------------------------------------------------------------
  Discontinued operations                                                                                           (9.7)
- ------------------------------------------------------------------------------------------------------------------------
  Other, net                                                                         (21.4)         (58.4)         (42.1)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                     282.5          174.6          170.3
- ------------------------------------------------------------------------------------------------------------------------
  Changes in noncash operating working capital:
- ------------------------------------------------------------------------------------------------------------------------
    Accounts receivable                                                              (12.6)           9.7          (39.1)
- ------------------------------------------------------------------------------------------------------------------------
    Inventories                                                                      (11.4)         (11.1)         (45.4)
- ------------------------------------------------------------------------------------------------------------------------
    Accounts payable, accrued liabilities and income taxes, net                      (32.1)         (37.6)         (61.3)
- ------------------------------------------------------------------------------------------------------------------------
    Other, net                                                                          .9            1.0             .1
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            227.3          136.6           24.6
- ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS  --  INVESTING ACTIVITIES

Capital expenditures                                                                (172.3)        (188.3)        (150.4)
- ------------------------------------------------------------------------------------------------------------------------
Acquisition spending                                                                 (95.5)        (201.2)         (35.6)
- ------------------------------------------------------------------------------------------------------------------------
IFL dividend receivable                                                               51.9
- ------------------------------------------------------------------------------------------------------------------------
Equity in pre-tax earnings of joint venture, net                                      14.4            7.7
- ------------------------------------------------------------------------------------------------------------------------
Proceeds from asset disposals                                                          8.6           19.9           44.5
- ------------------------------------------------------------------------------------------------------------------------
Short-term investments                                                                                             147.8
- ------------------------------------------------------------------------------------------------------------------------
IFL stock sales                                                                                                    139.3
- ------------------------------------------------------------------------------------------------------------------------
Other, net                                                                            (7.2)         (23.3)          (4.7)
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                    (200.1)        (385.2)         140.9
- ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS  --  FINANCING ACTIVITIES

Increase (decrease) in short-term debt                                               (58.6)          71.4         (225.0)
- ------------------------------------------------------------------------------------------------------------------------
Payments on long-term debt                                                          (101.6)         (11.1)         (64.4)
- ------------------------------------------------------------------------------------------------------------------------
Proceeds from long-term debt                                                         196.4          193.3            7.6
- ------------------------------------------------------------------------------------------------------------------------
Issuance of Mallinckrodt common stock                                                 10.9           17.9           33.9
- ------------------------------------------------------------------------------------------------------------------------
Acquisition of treasury stock                                                                        (6.5)         (33.8)
- ------------------------------------------------------------------------------------------------------------------------
Dividends paid                                                                       (37.7)         (33.2)         (29.5)
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                       9.4          231.8         (311.2)
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      36.6          (16.8)        (145.7)
- ------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                        51.3           68.1          213.8
- ------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 87.9        $  51.3         $ 68.1
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

- - CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Preferred      Common      Capital in      Reinvested        Other     Treasury
                                                       Stock       Stock       Excess of        Earnings                     Stock
(In millions except per share amounts)                                         Par Value
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1991                                 $10.0     $ 145.2          $179.1        $  915.9       $   .4      $(166.4)
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                       127.5
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends
- ----------------------------------------------------------------------------------------------------------------------------------
  4 Percent cumulative preferred stock
    ($4.00 a share)                                                                                  (.4)
- ----------------------------------------------------------------------------------------------------------------------------------
  Common stock ($.3833 a share)                                                                    (29.1)
- ----------------------------------------------------------------------------------------------------------------------------------
Change in par value                                               (116.2)          116.2
- ----------------------------------------------------------------------------------------------------------------------------------
Common stock split                                                  58.1           (58.4)
- ----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises                                                              14.4                                      19.8
- ----------------------------------------------------------------------------------------------------------------------------------
Acquisition of treasury stock                                                                                                (33.8)
- ----------------------------------------------------------------------------------------------------------------------------------
Marketable securities valuation adjustment                                                                        (.7)
- ----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                                           37.6
- ----------------------------------------------------------------------------------------------------------------------------------
Other                                                    1.0                         1.8                                       2.2
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1992                                  11.0        87.1           253.1         1,013.9         37.3       (178.2)
- ----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                          (200.4)
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends
- ----------------------------------------------------------------------------------------------------------------------------------
  4 Percent cumulative preferred stock
    ($4.00 a share)                                                                                  (.4)
- ----------------------------------------------------------------------------------------------------------------------------------
  Common stock ($.43 a share)                                                                      (32.8)
- ----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises                                                               7.1                                      10.8
- ----------------------------------------------------------------------------------------------------------------------------------
Acquisition of treasury stock                                                                                                 (6.5)
- ----------------------------------------------------------------------------------------------------------------------------------
Marketable securities valuation adjustment                                                                        (.4)
- ----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                                          (95.5)
- ----------------------------------------------------------------------------------------------------------------------------------

Other                                                                                2.2                                       2.2
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1993                                  11.0        87.1           262.4           780.3        (58.6)      (171.7)
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                       103.8
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends
- ----------------------------------------------------------------------------------------------------------------------------------
  4 Percent cumulative preferred stock
    ($4.00 a share)                                                                                  (.4)
- ----------------------------------------------------------------------------------------------------------------------------------
  Common stock ($.485 a share)                                                                     (37.3)
- ----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises                                                               4.0                                       6.9
- ----------------------------------------------------------------------------------------------------------------------------------
Marketable securities valuation adjustment                                                                         .8
- ----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                                                                           23.6
- ----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                1.8                                       2.2
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                                 $11.0     $  87.1          $268.2        $  846.4       $(34.2)     $(162.6)
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

- - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (In millions except per share amounts)



SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method.

ACCOUNTING CHANGES
In the fourth quarter of 1993 Mallinckrodt adopted Statements of Financial Accounting Standards (FAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," FAS No. 109 "Accounting for Income Taxes" and FAS No. 112 "Employers' Accounting for Postemployment Benefits," all retroactive to July 1, 1992. See also Notes 8 and 13.

FOREIGN CURRENCY TRANSLATION
The financial statements of most of the Company's international affiliates are translated into U.S. dollars using current exchange rates. Unrealized translation adjustments are included in shareholders' equity in the Consolidated Balance Sheet.
   The financial statements of international affiliates that operate in hyperinflationary economies, principally Brazil and Argentina, are translated at either current or historical exchange rates, as appropriate. Unrealized translation adjustments are included in operating results for these affiliates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist primarily of certificates of deposit, time deposits and other short-term securities with maturities of three months or less from the date of purchase.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost for inventories is determined on either an average or first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 15 to 45 years for buildings and 4 to 15 years for machinery and equipment, using principally the straight-line method.
   When property or equipment is disposed, the related cost and accumulated depreciation are eliminated from the respective accounts. Any gain or loss on disposition is reflected in current period income or expense.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the current year presentation.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 1

CHANGES IN BUSINESS

NAME CHANGE AND HEADQUARTERS RELOCATION
On March 15, 1994, shareholders approved changing the Company's name from IMCERA Group Inc. to Mallinckrodt Group Inc. Simultaneous with the corporate name change, Mallinckrodt Specialty Chemicals changed its name to Mallinckrodt Chemical, Inc. and Pitman-Moore changed its name to Mallinckrodt Veterinary, Inc.
   In March 1994, the Company moved its corporate headquarters from Northbrook, Illinois, to St. Louis, Missouri.

RESTRUCTURING PROGRAMS
In the fourth quarter of 1994 the Company recorded a restructuring charge of $93.9 million, $58.8 million after taxes, or $.76 per share, relating to Mallinckrodt Medical and Mallinckrodt Veterinary. Restructuring actions related to the program are in process and are expected to be substantially complete in one year. The Mallinckrodt Medical pre-tax restructuring charge of $73.9 million included the reorganization of the current medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; rationalization of manufacturing operations for substantial worldwide cost and sourcing improvements; and severance costs related to an associated work-force reduction. Pre-tax cash expenditures for this restructuring should approximate $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. The non-cash pre-tax portion of the charge should approximate $9 million, primarily relating to manufacturing rationalization. Also included in the restructuring is an additional $20 million pre-tax charge to adjust a prior year provision associated with Mallinckrodt Veterinary's decision to discontinue development of porcine somatotropin (PST) in May 1993.
   In the fourth quarter of 1993 the Company recorded a restructuring charge of $334.1 million, $242.2 million after taxes, or $3.13 per share relating to Mallinckrodt Veterinary and Mallinckrodt Chemical. Restructuring actions related to the program are substantially complete at June 30, 1994 and the remainder will be complete in approximately one year. Pre-tax cash expenditures for restructuring charges are expected to approximate the original estimate of $173 million and are primarily related to severance costs of $54 million, lease costs related to a closed facility of $55 million, consulting costs of $15 million, and manufacturing rationalization and other costs of $49 million. As of June 30, 1994, $79 million has been spent relating to the restructuring. The $161 million non-cash portion of the charges primarily related to the write-off of plant facilities.

   The Mallinckrodt Veterinary 1993 pre-tax restructuring charge of $282.8 million included the discontinuance of the development of the Grolene brand of porcine somatotropin, including manufacturing and support facilities; closure and consolidation of manufacturing and other distribution and support facilities; redefinition and reorganization of research and development, commercial and administrative functions; exit of certain animal health businesses; and severance costs related to a work-force reduction of approximately 1,000 employees.
   As part of the 1993 program, Mallinckrodt Chemical also recorded a pre-tax charge of $51.3 million, primarily to exit its aromatic fluorine intermediates and photochemical businesses and close or sell the related facilities. The restructuring charge included approximately $40 million for write-down of carrying value of plant facilities and $11 million of cash expenditures.

ACQUISITIONS
In 1994, Mallinckrodt Chemical acquired Catalyst Resources, Inc., a manufacturer of polymerization and chemical catalysts for $61.2 million, and Mallinckrodt Medical acquired DAR S.p.A., a manufacturer of anesthesiology and respiratory care products for $28.0 million. These acquisitions were accounted for as purchases.
   In 1993, Mallinckrodt Medical acquired the businesses of HemoCue Intressenter, A.B., a manufacturer of point-of-care blood chemistry systems, and the tracheostomy products business of Sorin Biomedical, Inc. The acquisitions were accounted for as purchases. The cost of these acquisitions, including acquisition accruals, totaled $198.0 million.
  The results of operations of the above acquisitions were included in the consolidated financial statements from their respective acquisition dates. Results of operations for periods prior to acquisition were not material to Mallinckrodt.

TASTEMAKER JOINT VENTURE
Effective February 1, 1992, the Fries & Fries, Inc. unit of Mallinckrodt Chemical and Hercules Incorporated's flavors businesses were combined to form a 50/50 joint-venture partnership. Results subsequent to the formation of the joint venture were recorded on a pre-tax equity basis. The 1992 results included charges totaling $3.8 million, $2.4 million after taxes, or $.03 per share, for combining the two businesses. Related income taxes were included in the Company's consolidated income tax provision.

DIVESTITURES
In 1992, Mallinckrodt Chemical disposed of its electronic and cosmetic chemical businesses. Results of operations and the effect of the disposition of these businesses were not material to Mallinckrodt.

DISCONTINUED OPERATIONS
The discontinued operations charges for 1994, 1993 and 1992 primarily included environmental and related litigation costs and postretirement benefits costs related to operations previously disposed.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 2

EARNINGS PER COMMON SHARE
Earnings per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 77,607,416 in 1994; 77,408,668 in 1993 and 77,801,473 in 1992.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 3

SUPPLEMENTAL CASH FLOW INFORMATION


- --------------------------------------------------------------------------------
                                              1994           1993           1992
- --------------------------------------------------------------------------------
Interest paid                                $33.0          $35.8          $34.1
- --------------------------------------------------------------------------------
Income taxes paid                             37.8           35.1           63.3
- --------------------------------------------------------------------------------
Non-cash investing and
  financing activities:
- --------------------------------------------------------------------------------
Assumption of liabilities
  related to acquisitions                     12.2
- --------------------------------------------------------------------------------
Issuance of common stock for
  restricted stock awards                      4.0            4.4            5.0
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
NOTE 4

INVENTORIES


- --------------------------------------------------------------------------------
At June 30,                                                  1994           1993
- --------------------------------------------------------------------------------
Mallinckrodt Chemical                                      $106.8         $ 94.1
- --------------------------------------------------------------------------------
Mallinckrodt Medical                                        141.5          128.5
- --------------------------------------------------------------------------------
Mallinckrodt Veterinary                                     129.3          131.6
- --------------------------------------------------------------------------------
Intersegment eliminations                                     (.7)           (.8)
- --------------------------------------------------------------------------------
                                                           $376.9         $353.4
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 5

INVESTMENTS AND LONG-TERM RECEIVABLES


- -------------------------------------------------------------------------------
At June 30,                                             1994           1993
- -------------------------------------------------------------------------------
Tastemaker joint venture                              $ 74.9         $ 62.0
- -------------------------------------------------------------------------------
Other investments                                       21.4           19.1
- -------------------------------------------------------------------------------
Other long-term receivables, net                        50.7           51.5
- -------------------------------------------------------------------------------
                                                      $147.0         $132.6
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

NOTE 6

PROPERTY, PLANT AND EQUIPMENT


- -------------------------------------------------------------------------------
At June 30,                                             1994           1993
- -------------------------------------------------------------------------------
Land                                                $   69.3       $   67.5
- -------------------------------------------------------------------------------
Buildings and
  leasehold improvements                               352.9          270.1
- -------------------------------------------------------------------------------
Machinery and equipment                                872.4          695.5
- -------------------------------------------------------------------------------
Construction in progress                               101.4          159.8
- -------------------------------------------------------------------------------
                                                     1,396.0        1,192.9
- -------------------------------------------------------------------------------
Accumulated depreciation                              (532.8)        (494.0)
- -------------------------------------------------------------------------------
                                                    $  863.2       $  698.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Capitalized interest costs were $3.7 million in 1994, $6.3 million in 1993 and
$1.8 million in 1992.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

NOTE 7

INTANGIBLE ASSETS


- -------------------------------------------------------------------------------
At June 30,                                             1994           1993
- -------------------------------------------------------------------------------
Goodwill and other intangibles                        $518.9         $529.0
- -------------------------------------------------------------------------------
Patents and technology                                  63.7           55.5
- -------------------------------------------------------------------------------
Contracts                                                              18.8
- -------------------------------------------------------------------------------
                                                       582.6          603.3
- -------------------------------------------------------------------------------
Accumulated amortization                              (111.0)        (150.2)
- -------------------------------------------------------------------------------
                                                       471.6          453.1
- -------------------------------------------------------------------------------
Deferred charges                                        17.7           13.8
- -------------------------------------------------------------------------------
                                                      $489.3         $466.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Identifiable intangible assets are amortized over estimated useful lives of up to 5 years for contracts and 8 to 25 years for patents and technology. Goodwill and other intangibles are amortized primarily on a straight-line basis over 10 to 40 years.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 8

INCOME TAXES
In the first quarter of 1994, the Revenue Reconciliation Act of 1993 was signed. This Act increased the Federal statutory income tax rate 1 percent, to 35 percent, retroactive to January 1, 1993. Additionally, in the third quarter certain foreign (primarily German and Swedish) tax rates decreased. The net impact of these rate changes resulted in a non-recurring tax benefit of $3.0 million related to the revaluation of deferred taxes in accordance with FAS 109, "Accounting for Income Taxes."
  In the fourth quarter of 1993, the Company adopted the
provisions of FAS 109, retroactive to July 1, 1992. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of this change at July 1, 1992 pertaining to years prior to 1993, amounted to a charge of $16.5 million, or $.21 per share. Apart from the cumulative effect charge, the impact of this change on 1993 continuing operations was favorable by $1.6 million, or $.02 per share. Financial statements for 1992 were not restated. Results shown below for 1992 were determined using the deferred method. Included in the FAS
109 adoption at July 1, 1992, were valuation allowances of $15.7 million.
  Income taxes included in the Consolidated Statement of Operations were:
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Continuing operations                        $64.0         $(19.3)        $74.0
- -------------------------------------------------------------------------------
Discontinued operations                       (2.0)          (3.1)          7.3
- -------------------------------------------------------------------------------
Cumulative effect of
  accounting changes                                         19.4
- -------------------------------------------------------------------------------
                                             $62.0         $ (3.0)        $81.3
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


  The geographical sources of earnings (loss) from continuing operations before income taxes were:


- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------

United States                               $ 87.1        $(126.2)       $122.4
- -------------------------------------------------------------------------------
Outside United States                         84.3           (6.9)         80.4
- -------------------------------------------------------------------------------
                                            $171.4        $(133.1)       $202.8
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  The components of the income tax provision (benefit) charged (credited) to continuing operations follow. The deferred tax provision results from differences in the recognition of income and expense for tax and financial reporting purposes; primarily depreciation, restructuring charges and benefit costs.


- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Current:
- -------------------------------------------------------------------------------
  U.S. Federal                              $ 38.0         $ 15.0        $ 12.7
- -------------------------------------------------------------------------------
  U.S. State and local                         6.5            6.5           5.2
- -------------------------------------------------------------------------------
  Outside United States                       25.0           19.8          16.3
- -------------------------------------------------------------------------------
                                              69.5           41.3          34.2
- -------------------------------------------------------------------------------
Deferred:
- -------------------------------------------------------------------------------
  U.S. Federal                               (13.0)         (57.3)         26.2
- -------------------------------------------------------------------------------
  U.S. State and local                          .8           (2.9)          1.8
- -------------------------------------------------------------------------------
  Outside United States                        6.7            (.4)         11.8
- -------------------------------------------------------------------------------
                                              (5.5)         (60.6)         39.8
- -------------------------------------------------------------------------------
                                            $ 64.0         $(19.3)        $74.0
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were:


- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Computed tax at the U.S.
  Federal statutory rate                     $60.0         $(45.3)        $69.0
- -------------------------------------------------------------------------------
Statutory rate changes                        (3.0)
- -------------------------------------------------------------------------------
Adjustments to income
  tax accruals                                               (5.0)         (5.0)
- -------------------------------------------------------------------------------
State income taxes,
  net of Federal benefit                       4.7            5.8           4.6
- -------------------------------------------------------------------------------
Nondeductible goodwill                         2.7            3.0           3.0
- -------------------------------------------------------------------------------
Restructuring                                                21.7
- -------------------------------------------------------------------------------
Other items (none in
  excess of 5% of
  computed tax)                                (.4)            .5           2.4
- -------------------------------------------------------------------------------
Income tax provision
  (benefit)                                  $64.0         $(19.3)        $74.0
- -------------------------------------------------------------------------------
Effective tax rate                           37.3%          14.5%         36.5%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


  The Company's effective tax rate for 1994 before the net tax benefit from the restructuring charge and the previously discussed statutory rate changes was
38.5 percent. The 1993 effective rate before the net benefit for restructuring and FAS 109 adoption was 36.8 percent. The favorable adjustments to income tax accruals included in the preceding table resulted from the conclusion of income tax audits that spanned a number of years.
  The Company had the following deferred tax balances at June 30, 1994 and 1993:


- -------------------------------------------------------------------------------
                                                             1994          1993
- -------------------------------------------------------------------------------
Deferred tax assets:
  Restructuring accruals                                   $ 97.9        $ 84.1
- -------------------------------------------------------------------------------
  Employee benefits                                          57.6          51.6
- -------------------------------------------------------------------------------
  Net operating losses                                       45.5          45.3
- -------------------------------------------------------------------------------
  Alternative minimum tax credit                             12.9          18.9
- -------------------------------------------------------------------------------
  Environmental accruals                                      5.4           4.1
- -------------------------------------------------------------------------------
  Other, net                                                  2.4
- -------------------------------------------------------------------------------
  Gross deferred tax assets                                 221.7         204.0
- -------------------------------------------------------------------------------
  Valuation allowance                                       (49.8)        (49.9)
- -------------------------------------------------------------------------------
  Total deferred tax assets                                 171.9         154.1
- -------------------------------------------------------------------------------
Deferred tax liabilities:
  Property, plant and equipment                              86.7          64.5
- -------------------------------------------------------------------------------
  Receivables                                                24.1          26.7
- -------------------------------------------------------------------------------
  Intangible assets                                          20.2          26.7
- -------------------------------------------------------------------------------
  Other, net                                                                 .2
- -------------------------------------------------------------------------------
  Total deferred tax liabilities                            131.0         118.1
- -------------------------------------------------------------------------------
Net deferred tax assets                                    $ 40.9        $ 36.0
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The alternative minimum tax credit of $12.9 million is available to reduce future Federal taxes payable and has an unlimited carryforward period.
  The tax benefit of the Company's net operating loss carryforwards of $45.5 million relate to its non-U.S. operations, primarily in Germany ($25.5 million with no expiration date).
  Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries which aggregated $155.7 million at June 30, 1994.
  The income tax provisions for discontinued operations reflects charges for book and tax basis differences relative to the Company's investment in IMC Fertilizer Group, Inc. (IFL) stock that amounted to $9.7 million in 1992.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 9

ACCRUED LIABILITIES


- -------------------------------------------------------------------------------
At June 30,                                                  1994          1993
- -------------------------------------------------------------------------------
Restructuring accruals                                     $176.1        $147.0
- -------------------------------------------------------------------------------
Salaries, wages and bonuses                                  29.5          22.6
- -------------------------------------------------------------------------------
Former operations                                            17.3          19.1
- -------------------------------------------------------------------------------
Taxes other than income taxes                                15.6          14.3
- -------------------------------------------------------------------------------
Sales promotions and incentives                               9.1          16.6
- -------------------------------------------------------------------------------
Interest                                                      8.3           7.6
- -------------------------------------------------------------------------------
Pension                                                       7.7           9.7
- -------------------------------------------------------------------------------
Other                                                        92.4          75.0
- -------------------------------------------------------------------------------
                                                           $356.0        $311.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 10

DEBT
The components of short-term debt were:


- -------------------------------------------------------------------------------
At June 30,                                                  1994          1993
- -------------------------------------------------------------------------------
Commercial paper                                           $ 72.5        $ 90.5
- -------------------------------------------------------------------------------
Notes payable                                                55.0          84.2
- -------------------------------------------------------------------------------
Current maturities of long-term debt                         20.3          14.7
- -------------------------------------------------------------------------------
                                                           $147.8        $189.4
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The components of long-term debt were:


- -------------------------------------------------------------------------------
At June 30,                                                  1994          1993
- -------------------------------------------------------------------------------
Commercial paper                                           $100.0        $190.0
- -------------------------------------------------------------------------------
9.875% debentures due in annual
  installments of $15.0 million,
  beginning in 2002, with final
  payment of $12.8 million in 2011                          134.6         134.6
- -------------------------------------------------------------------------------
8.75% promissory note due in annual
  installments of $10.3 million, with
  final payment of $.5 million
  in 1998                                                    31.3          51.8
- -------------------------------------------------------------------------------
7% debentures due 2013                                       98.5
- -------------------------------------------------------------------------------
6% notes due 2003                                            99.2
- -------------------------------------------------------------------------------
Other                                                        78.7          65.9
- -------------------------------------------------------------------------------
                                                            542.3         442.3
- -------------------------------------------------------------------------------
Less current maturities                                      20.3          14.7
- -------------------------------------------------------------------------------
                                                           $522.0        $427.6
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

At June 30, 1994 and 1993, commercial paper totaling $100.0 million and $190.0 million respectively, has been classified as long-term debt as it is backed by long-term lines of credit.
  The 9.875% debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter. The 7% debentures and 6% notes are not redeemable prior to maturity.
  Maturities of long-term debt for the next five years are:
1995-$20.3 million; 1996-$18.3 million; 1997-$128.7 million (includes $100.0 million of commercial paper); 1998-$19.4 million; and 1999-$1.7 million.
  Financial instruments included in the Consolidated Balance Sheet were at amounts approximating fair value at June 30, 1994. The fair value of the long-term debt was estimated based on the current interest rates available to the Company for debt with similar maturities and characteristics.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 11

LINES OF CREDIT
The Company has a $350 million private-placement commercial paper program. This program is backed by $450 million of U.S. lines of credit of which $350 million is available until August 1996 and $100 million is up for renewal in August 1994. Under the terms of these agreements, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus .40 percent, or other alternative rates.
  Commercial paper and borrowings under the U.S. credit lines of $172.5 million and $10.0 million, respectively, were outstanding at June 30, 1994. Non-U.S. lines of credit totaling $218.3 million are also available and borrowings under these lines were $45.0 million at June 30, 1994. These non-U.S. lines are cancellable at any time.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 12


PENSION PLANS
The Company has pension plans covering substantially all its employees that provide for retirement benefits based on years of service and the level of compensation for the highest three to five years occurring generally within a period of up to 10 years prior to retirement. Contributions to the U.S. plans meet ERISA minimum funding requirements.

  Pension expense for continuing operations follows:



- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Service cost                                $ 19.2         $ 17.1        $ 15.2
- -------------------------------------------------------------------------------
Interest cost on projected
  benefit obligation                          30.8           29.9          27.8
- -------------------------------------------------------------------------------
Earnings on plan assets                      (21.2)         (35.0)        (39.1)
- -------------------------------------------------------------------------------
Net amortization of initial
  unrecognized asset and
  deferral of subsequent
  unrecognized net gains
  and losses                                  (7.5)           9.3          13.5
- -------------------------------------------------------------------------------
                                            $ 21.3         $ 21.3        $ 17.4
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  U.S. pension expense in 1994, 1993 and 1992 was $18.1 million, $15.7 million and $12.4 million, respectively.
  Assumptions used in determining the actuarial present value of benefit obligations follow:


- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Discount rate                                 8.0%           8.5%          9.0%
- -------------------------------------------------------------------------------
Long-term rate of
  return on plan assets                      10.0%          10.0%         10.0%
- -------------------------------------------------------------------------------
Compensation increase rate                    5.5%           6.0%          6.0%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  The plans' assets mostly relate to U.S. plans and consist primarily of corporate equities, U.S. government debt securities and units of participation in a collective short-term investment fund.

The funded status of Mallinckrodt's U.S. and non-U.S. pension plans and amounts recognized in the balance sheet follow:


                                                              1994                                        1993
                                            -----------------------------------------   ------------------------------------------
                                             Plans With Assets       Plans With         Plans With Assets       Plans With
                                              In Excess of       Accumulated Benefits    In Excess of       Accumulated Benefits
                                            Accumulated Benefits  In Excess of Assets   Accumulated Benefits  In Excess of Assets
- ----------------------------------------------------------------------------------------------------------------------------------
Assets at fair value                                      $292.0               $ 41.2                 $304.8               $ 29.3
- ----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
- ----------------------------------------------------------------------------------------------------------------------------------
  Vested benefits                                          242.8                 56.7                  218.5                 49.0
- ----------------------------------------------------------------------------------------------------------------------------------
  Nonvested benefits                                         5.5                  6.5                    6.3                  4.0
- ----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                           248.3                 63.2                  224.8                 53.0
- ----------------------------------------------------------------------------------------------------------------------------------
  Projected future salary increases                         67.6                 23.4                   84.6                 14.7
- ----------------------------------------------------------------------------------------------------------------------------------
  Projected benefit obligation                             315.9                 86.6                  309.4                 67.7
- ----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets      (23.9)               (45.4)                  (4.6)               (38.4)
- ----------------------------------------------------------------------------------------------------------------------------------
Items not yet recognized in earnings:
- ----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized net loss                                     28.2                  7.9                    7.3                  4.3
- ----------------------------------------------------------------------------------------------------------------------------------
  Unamortized transition (asset) liability                  (2.4)                12.7                   (2.0)                14.3
- ----------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension liability                       $  1.9               $(24.8)                $   .7               $(19.8)
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 13

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Mallinckrodt provides certain health care benefits for U.S. salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements while they worked for the Company. Health care benefits are paid directly by Mallinckrodt.
  In the fourth quarter of 1993, the Company adopted FAS 106 "Employers" Accounting for Postretirement Benefits Other Than Pensions' retroactive to July 1, 1992. This statement requires that the cost of these benefits be accrued during the employees' working careers. The Company elected to immediately recognize the cumulative effect of adoption rather than amortize it over future periods. The cumulative effect of the change as of July 1, 1992, was a charge of $63.0 million, or $.81 per share, after a deferred tax benefit of $35.3 million. The 1993 incremental effect of FAS 106 was a charge of $7.1 million, $4.5 million after taxes, or $.06 a share. The cost of providing these benefits was previously recognized in the period in which the benefits were paid.
  Net periodic postretirement benefits expense for 1994 and 1993 consisted of the following:

- -------------------------------------------------------------------------------

                                                        1994               1993
- -------------------------------------------------------------------------------
Service cost for benefits earned
  during the year                                     $  3.6             $  3.8
- -------------------------------------------------------------------------------
Interest cost on benefit obligation                     10.4               10.7
- -------------------------------------------------------------------------------
                                                      $ 14.0             $ 14.5
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  The following table presents the plan's funded status reconciled with amounts recognized in the Company's statement of financial postition:

- -------------------------------------------------------------------------------
                                                        1994               1993
- -------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation (APBO):
- -------------------------------------------------------------------------------
  Retirees                                            $ 94.7             $ 75.9
- -------------------------------------------------------------------------------
  Active employees                                      56.5               46.0
- -------------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation in excess of plan assets                   151.2              121.9
- -------------------------------------------------------------------------------
Unrecognized net loss                                  (26.5)
- -------------------------------------------------------------------------------
Accrued postretirement benefit cost                   $124.7             $121.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  The discount rate used in determining the APBO at June 30, 1994 and 1993, was
8.0 percent and 8.5 percent, respectively.
  The assumed health care cost trend rate used in measuring the APBO at June 30, 1994 was 10.5 percent, gradually declining to 5.5 percent in 2005 and thereafter. At June 30, 1993 a rate of 11.0 percent was used, gradually declining to 5.5 percent in 2004 and thereafter. A one percentage point increase in the health care cost trend rate would increase the APBO as of June 30, 1994, by $20.6 million and the aggregate service and interest cost by $2.8 million.
  The 1992 cost for these postretirement benefits on a pay-as-you-go basis was $4.4 million, all of which was included in continuing operations.
  Also in the fourth quarter of 1993, the Company adopted FAS 112 "Employers' Accounting for Postemployment Benefits." This statement requires the accrual method of recognizing the cost of postemployment benefits such as disability-related benefits. The cumulative effect of adopting FAS 112 retroactively to
July 1, 1992, was a charge of $1.1 million after taxes, or $.02 per share. The incremental effect of this change on 1993 operations was a charge of $1.4 million, $.9 million after taxes, or $.01 per share.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 14

CAPITAL STOCK
The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1994, par value $100, 4 Percent Cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 a share. During the three years ended June 30, 1994, the number of issued and outstanding shares did not change.
  At June 30, 1994, the Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.
  Each outstanding common share includes a non-voting common stock purchase right. If a person or group acquires or has the right to acquire 20 percent or more of the common stock or commences a tender offer for 30 percent or more of the common stock, the rights become exercisable by the holder who may then purchase $167 worth of common stock for $83 unless, in lieu thereof, the Board of Directors causes the exchange of each outstanding right for one share of common stock (in either case exclusive of the rights held by the acquiring person or group which are voided). In the event of a merger or sale of 50 percent or more of the Company's assets, the rights may in certain circumstances entitle the holder to purchase $167 worth of stock in the surviving entity for $83. The rights may be redeemed by the Board at a price of $.017 per right at any time before they become exercisable, and unless they become exercisable, they will expire March 31, 1996.
  The Board of Directors has approved a three year incentive award program for executive officers effective July 1, 1994 which expires June 30, 1997. There are 1,000,000 common shares reserved for issuance under this plan.

  Common shares reserved at June 30, 1994, consisted of the following:


- -------------------------------------------------------------------------------
Exercise of common stock purchase rights                             88,408,928
- -------------------------------------------------------------------------------
Exercise of stock options and granting of
  stock awards                                                       11,402,695
- -------------------------------------------------------------------------------
                                                                     99,811,623
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


  Changes in the number of shares of common stock issued and in treasury were as follows:



- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Common stock issued                     87,116,289     87,116,289    87,116,289
- -------------------------------------------------------------------------------
Treasury common stock:
  Balance, beginning
    of year                             10,671,514     11,371,742    11,903,220
- -------------------------------------------------------------------------------
  Stock options
    exercised                             (429,645)      (833,560)   (1,404,262)
- -------------------------------------------------------------------------------
  Purchased                                     19        274,267     1,029,123
- -------------------------------------------------------------------------------
  (Awards) cancellations
    of restricted shares                  (131,832)      (140,935)     (156,339)
- -------------------------------------------------------------------------------
  Balance, end of year                  10,110,056     10,671,514    11,371,742
- -------------------------------------------------------------------------------
Common stock out-
  standing, end of year                 77,006,233     76,444,775    75,744,547
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 15


STOCK PLANS
Three non-qualified stock option plans adopted in 1973, 1981 and 1990, as amended, provide for granting options to purchase up to 21,817,650 shares of common stock at prices not less than 100 percent of market price (as defined) at the date of grant. Options under these plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility. A total of 16,901,318 shares was granted under these plans through June 30, 1994.

  Information on stock option activity follows:


- -------------------------------------------------------------------------------
Number of Options                      Price Range           1994          1993
- -------------------------------------------------------------------------------
Outstanding, beginning
  of year                                   $10-40      4,883,358     4,645,812
- -------------------------------------------------------------------------------
Granted                                      25-38      1,363,680     1,325,749
- -------------------------------------------------------------------------------
Cancelled                                    10-40       (465,661)     (254,643)
- -------------------------------------------------------------------------------
Exercised                                    10-37       (429,645)     (833,560)
- -------------------------------------------------------------------------------
Outstanding, end of year                     10-40      5,351,732     4,883,358
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
At June 30,
- -------------------------------------------------------------------------------
  Exercisable                                           3,478,030     3,061,389
- -------------------------------------------------------------------------------
  Reserved for future option grants                     4,980,448     6,010,299
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The average exercise price of outstanding stock options at
June 30, 1994, was $30.00 a share, based on an aggregate exercise price of about $161 million. Outstanding stock options will expire over a period ending no later than June 13, 2004.
  The 1973 non-qualified stock option and award plan also provides for the award of restricted shares of Mallinckrodt's common stock to executive officers. Under provisions of the plan, the grantee makes no cash payment for the award and the shares are held in escrow until vested, with the grantee being unable to dispose of the restricted shares until vested. Upon forfeiture of any share of restricted stock in accordance with the stock option and award plan, or the terms and conditions of the award, the shares would automatically be transferred to and reacquired by the Company at no cost. In 1994 and 1993, the Company issued from its treasury stock 131,832 and 140,935 restricted shares, respectively. A total of 424,106 shares of restricted stock previously awarded to executive officers vested on June 30, 1994. An additional award of 5,000 shares of restricted stock will vest on April 3, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 16


INTERNATIONAL OPERATIONS

Sales from continuing operations in the United States to unaffiliated customers in other geographic areas were as follows:



- -------------------------------------------------------------------------------
                                              1994           1993          1992
- -------------------------------------------------------------------------------
Asia/Pacific                                 $30.3          $17.4         $15.8
- -------------------------------------------------------------------------------
Latin America                                 24.6           21.1          20.7
- -------------------------------------------------------------------------------
Europe                                        13.5           12.4           8.4
- -------------------------------------------------------------------------------
Other                                          5.6            4.3           4.1
- -------------------------------------------------------------------------------
                                             $74.0          $55.2         $49.0
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  Net sales, earnings from continuing operations before income taxes, and identifiable assets by geographic areas follow:


Net Sales to
Unaffiliated Customers                        1994           1993          1992
- -------------------------------------------------------------------------------
United States                            $ 1,223.3      $ 1,121.2      $1,106.3
- -------------------------------------------------------------------------------
Europe                                       384.8          353.2         317.6
- -------------------------------------------------------------------------------
Asia/Pacific                                 160.4          161.4         123.5
- -------------------------------------------------------------------------------
Latin America                                117.1          112.3          97.0
- -------------------------------------------------------------------------------
Canada                                        54.5           48.2          58.5
- -------------------------------------------------------------------------------
Consolidated                             $ 1,940.1      $ 1,796.3      $1,702.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


Earnings
- -------------------------------------------------------------------------------
United States                             $  220.0       $  181.9      $  179.3
- -------------------------------------------------------------------------------
Europe                                        67.3           56.5          50.9
- -------------------------------------------------------------------------------
Asia/Pacific                                  14.6           16.4          15.9
- -------------------------------------------------------------------------------
Latin America                                 17.8           16.0          12.7
- -------------------------------------------------------------------------------
Canada                                         4.0            (.4)          2.1
- -------------------------------------------------------------------------------
Restructuring charge                         (93.9)        (334.1)
- -------------------------------------------------------------------------------
Corporate                                    (30.2)         (35.5)        (30.5)
- -------------------------------------------------------------------------------
Eliminations                                  (6.5)          (9.8)         (4.9)
- -------------------------------------------------------------------------------
Operating earnings                           193.1         (109.0)        225.5
- -------------------------------------------------------------------------------
Equity in pre-tax earnings
  of joint venture                            18.5           10.6           1.6
- -------------------------------------------------------------------------------
Interest expense, net                        (40.2)         (34.7)        (24.3)
- -------------------------------------------------------------------------------
Consolidated                              $  171.4      $  (133.1)     $  202.8
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


Assets
- -------------------------------------------------------------------------------
United States                             $1,323.2       $1,192.7      $1,152.0
- -------------------------------------------------------------------------------
Europe                                       740.0          605.6         504.9
- -------------------------------------------------------------------------------
Asia/Pacific                                 171.8          155.7         148.8
- -------------------------------------------------------------------------------
Latin America                                 80.6           78.6          69.1
- -------------------------------------------------------------------------------
Canada                                        33.3           26.1          33.5
- -------------------------------------------------------------------------------
Corporate                                     96.9          132.8         151.8
- -------------------------------------------------------------------------------
Eliminations                                 (12.3)         (13.9)         (9.3)
- -------------------------------------------------------------------------------
Consolidated                              $2,433.5       $2,177.6      $2,050.8
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


Restructuring charges by region were:
- -------------------------------------------------------------------------------
United States                              $  93.9       $  257.9
- -------------------------------------------------------------------------------
Europe                                                       35.4
- -------------------------------------------------------------------------------
Asia/Pacific                                                 33.0
- -------------------------------------------------------------------------------
Latin America                                                 7.8
- -------------------------------------------------------------------------------
                                           $  93.9       $  334.1
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  Transfers of product between geographic areas are at prices approximating those charged to unaffiliated customers.
  Net foreign exchange translation losses from businesses
in hyperinflationary economies aggregated $4.2 million, $5.8 million and $5.5 million in 1994, 1993 and 1992, respectively, and have been included in "Other operating (income) expense, net" in the Consolidated Statement of Operations. These translation effects were primarily from Mallinckrodt Veterinary operations in Latin America. Translation effects for all of Mallinckrodt's businesses were not material in the periods presented.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 17


BUSINESS SEGMENTS
The tables on page 35 show Mallinckrodt's continuing worldwide operations, which are organized in three industry segments as follows:

MALLINCKRODT CHEMICAL
Production and sale of analgesics and medicinal narcotics used by pharmaceutical companies; catalysts, specialty inorganics, stearates and laboratory chemicals used by industry and research organizations. Through the Tastemaker joint venture, the company also participates in the flavors business.

MALLINCKRODT MEDICAL
Production and sale of products used primarily in hospitals, including x-ray contrast media, interventional products, diagnostic and therapeutic radiopharmaceuticals, airway management products, temperature monitoring products, and blood gas and vital sign monitoring systems.

MALLINCKRODT VETERINARY
Production and sale of pharmaceuticals, biologicals, veterinary specialties, mineral feed supplements and other health-related products for food and companion animals.

NONRECURRING CHARGES
Restructuring charges recorded in 1994 and 1993 are discussed in Note 1. The impact of adopting new accounting standards in 1993 is discussed in Notes 8 and 13.
  In 1992, costs associated with nonrecurring deficiencies in technical manufacturing controls at Mallinckrodt Veterinary's Kansas City, Kansas, manufacturing facility negatively impacted results by $4.8 million, $3.0 million after taxes, or $.04 per share.

  Additionally, in the fourth quarter of 1992 Mallinckrodt Veterinary incurred $12.8 million of restructuring costs. In that same quarter, adjustments were made to certain excess accruals that were established in 1990 at the time Mallinckrodt Veterinary acquired Coopers Animal Health. The provision for restructuring costs was essentially offset by the accrual adjustments.

  In 1993, corporate expense included charges of $5.5 million, $3.4 million after taxes, or $.04 per share, from executive resignations resulting from the performance of Mallinckrodt Veterinary which were reported in the Consolidated Statement of Operations under "Selling, administrative and general expenses."

IMPACT OF ACCOUNTING CHANGES
In addition to the cumulative effect impacts, FAS 106, and to a much lesser extent FAS 112, reduced the 1993 operating earnings of each business group and increased corporate expense by the following amounts:


Mallinckrodt Chemical                                                      $3.0
- -------------------------------------------------------------------------------
Mallinckrodt Medical                                                        3.5
- -------------------------------------------------------------------------------
Mallinckrodt Veterinary                                                     1.6
- -------------------------------------------------------------------------------
Corporate                                                                    .4
- -------------------------------------------------------------------------------
                                                                           $8.5
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

NOTE 18

COMMITMENTS
The Company leases office space, data processing equipment, buildings, and machinery and equipment. Rent expense for continuing operations in 1994, 1993 and 1992 related to operating leases was $32.1 million, $29.6 million and $26.1 million, respectively.
  Minimum rent commitments for continuing operations at June 30, 1994, under operating leases with a remaining non-cancellable period exceeding one year follow:


- -------------------------------------------------------------------------------
Years ending June 30,
- -------------------------------------------------------------------------------
1995                                                                     $132.5
- -------------------------------------------------------------------------------
1996                                                                       23.9
- -------------------------------------------------------------------------------
1997                                                                       17.8
- -------------------------------------------------------------------------------
1998                                                                       15.4
- -------------------------------------------------------------------------------
1999                                                                       14.1
- -------------------------------------------------------------------------------
Later years                                                                42.8
- -------------------------------------------------------------------------------
                                                                         $146.5
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  The Company periodically uses forward contracts and swaps to hedge foreign currency inventory purchase commitments, debt denominated in a foreign currency and interest rate exposures. Gains and losses on hedge contracts are reported as a component of the related transaction. At June 30, 1994, forward exchange contracts with an aggregate contract value of $232.5 million were outstanding. The difference between the recorded value of the contracts and their
June 30, 1994, market value was not material.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NOTE 19

CONTINGENCIES
The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on Mallinckrodt's business or financial condition taken as a whole.

- - QUARTERLY RESULTS (Unaudited)

FISCAL 1994


(In millions except per share amounts)     Quarter          First         Second          Third         Fourth           Year
- -----------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $444.9         $466.3         $486.7         $542.2       $1,940.1
- -----------------------------------------------------------------------------------------------------------------------------
Gross margins                                               202.4          215.3          229.5          255.6          902.8
- -----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                   35.3           36.7           42.9           (7.5)         107.4
- -----------------------------------------------------------------------------------------------------------------------------
Discontinued operations                                       (.8)           (.7)           (.6)          (1.5)          (3.6)
- -----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          34.5           36.0           42.3           (9.0)         103.8
- -----------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                     (.1)           (.1)           (.1)           (.1)           (.4)
- -----------------------------------------------------------------------------------------------------------------------------
Available for common shareholders                          $ 34.4         $ 35.9         $ 42.2        $  (9.1)      $  103.4
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
  Continuing operations                                    $  .45         $  .47         $  .55        $  (.10)      $   1.38
- -----------------------------------------------------------------------------------------------------------------------------
  Discontinued operations                                    (.01)          (.01)          (.01)          (.02)          (.05)
- -----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                      $  .44         $  .46         $  .54        $  (.12)      $   1.33
- -----------------------------------------------------------------------------------------------------------------------------

FISCAL 1993


(In millions except per share amounts)     Quarter          First         Second          Third         Fourth           Year
- -----------------------------------------------------------------------------------------------------------------------------

Net sales                                                  $416.8         $441.2         $439.9         $498.4       $1,796.3
- -----------------------------------------------------------------------------------------------------------------------------
Gross margins                                               190.8          203.3          196.5          235.1          825.7
- -----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                   27.6           28.0           30.5         (199.9)        (113.8)
- -----------------------------------------------------------------------------------------------------------------------------
Discontinued operations                                       (.5)          (1.5)           (.9)          (3.1)          (6.0)
- -----------------------------------------------------------------------------------------------------------------------------
Cumulative effects of accounting changes                    (80.6)                                                      (80.6)
- -----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         (53.5)          26.5           29.6         (203.0)        (200.4)
- -----------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                     (.1)           (.1)           (.1)           (.1)           (.4)
- -----------------------------------------------------------------------------------------------------------------------------
Available for common shareholders                         $ (53.6)        $ 26.4         $ 29.5        $(203.1)      $ (200.8)
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
  Continuing operations                                   $   .36         $  .36         $  .39        $ (2.59)      $  (1.48)
- -----------------------------------------------------------------------------------------------------------------------------
  Discontinued operations                                    (.01)          (.02)          (.01)          (.04)          (.08)
- -----------------------------------------------------------------------------------------------------------------------------
  Accounting changes                                        (1.04)                                                      (1.04)
- -----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                     $  (.69)        $  .34         $  .38        $ (2.63)      $  (2.60)
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

FISCAL 1994
Earnings from continuing operations included favorable tax adjustments of $1.4 million, or $.02 per share and $1.6 million, or $.02 per share, in the first and third quarters, respectively, from recently enacted U.S. and foreign tax law changes.
  Fourth quarter earnings from continuing operations included after-tax restructuring charges of $58.8 million, or $.76 per share.
  Earnings from continuing operations without restructuring charges and favorable tax adjustments were:


- --------------------------------------------------------------------------------------------------------------
Quarter                                      First         Second          Third         Fourth           Year
- --------------------------------------------------------------------------------------------------------------
Net of taxes                                 $33.9          $36.7          $41.3          $51.3         $163.2
- --------------------------------------------------------------------------------------------------------------
Per share                                     $.43           $.47           $.53           $.66          $2.10
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

  Earnings per share for the four quarters of 1994 are less than full year per share results by $.01 from an increase in common shares outstanding.

FISCAL 1993
Second quarter earnings from continuing operations included an after-tax charge of $3.4 million, or $.04 per share, from executive resignations resulting from the performance of Mallinckrodt Veterinary.
   Fourth quarter continuing operations included after-tax charges of $242.2 million, or $3.13 per share.
   The net after-tax charges for FAS 106,FAS 109 and FAS 112 on continuing operations were:


- --------------------------------------------------------------------------------------------------------------
Quarter                                      First         Second          Third         Fourth           Year
- --------------------------------------------------------------------------------------------------------------
Net of taxes                                  $1.0           $1.1           $0.5           $1.2           $3.8
- --------------------------------------------------------------------------------------------------------------
Per share                                     $.01           $.01           $.01           $.02           $.05
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the Registrant, see pages 3 through 14, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1994. Information concerning executive officers of the Registrant is included in Part I of this report.



ITEM 11.  EXECUTIVE COMPENSATION

For information concerning management remuneration, see pages 21 through 35, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 11 and 12, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions (including section 16(a) filings certain of which were not made on a timely basis), see pages 9 through 11 and pages 13 and 14, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1994.

PART IV.



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  Financial Statements, Financial Statement Schedules and Exhibits

                (1)  (2) See index on page 65 for a listing of financial
                         statements and financial statement schedules filed with this report.

                (3)      Exhibits filed with this report.


                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

3.1          Restated Certificate of                                       X
             Incorporation of Mallinckrodt,
             dated June 22, 1994.

3.2          By-Laws of Mallinckrodt as amended     Exhibit 3.3
             through April 18, 1990.                to 1990 10-K.

4.1          Form 8-A Registration                  Exhibit 4.6
             Statement under Section 12             to 1989 10-K.
             of the Securities Exchange
             Act of 1934, dated April 10,
             1987 defining the rights of
             holders of Mallinckrodt's 4%
             Cumulative Preferred Stock
             and Common Stock.

4.2          Amended and restated common            Exhibit 4(b) to
             stock purchase rights agreement        Form 8-K dated
             dated March 10, 1989.                  March 10, 1989.

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

4.3          Second amendment to the common         Exhibit 6 to
             stock purchase rights agreement        Form 8 dated
             dated April 17, 1991.                  April 18, 1991.

4.4(a)       Indenture dated as of March 15,        Exhibit 4
             1985, between Mallinckrodt and         to Form S-3
             Morgan Guaranty Trust Company          Registration
             of New York pursuant to which          Statement
             $150 million 9-7/8% Sinking            No. 2-96566.
             Fund Debentures due March 15,
             2011 were issued.

4.4(b)       First Supplemental Indenture dated     Exhibit 4.2
             as of April 1, 1992 between            to Form S-3
             Mallinckrodt and Morgan Guaranty       Registration
             Trust Company of New York pursuant     Statement No.
             to which $100 million 6% Notes due     33-47081
             October 15, 2003, and $100 million
             7% Debentures due December 15, 2013
             were issued.

4.5          Form 8-A Registration Statement                               X
             under Section 12 of the Securities
             Exchange Act of 1934, dated May 6,
             1994 regarding $100 million 6%
             Notes due October 15, 2003, and
             $100 million 7% Debentures due
             December 15, 2013.

10.1(a)      Contingent Employment Agreement        Exhibit 10.1(c)
             with C. Ray Holman dated               to 1991 10-K.
             April 1, 1987.(1)

10.1(b)      Contingent Employment Agreement        Exhibit 10.1(b)
             with William J. Mercer dated           to 1993 10-K.
             March 9, 1990.(1)

10.1(c)      Contingent Employment Agreement        Exhibit 10.1(c)
             with Robert G. Moussa dated            to 1993 10-K.
             April 19, 1990.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.1(d)      Contingent Employment Agreement        Exhibit 10.1(f)
             with Mack G. Nichols dated             to 1991 10-K.
             April 1,1987.(1)


10.1(e)      Contingent Employment Agreement                               X
             with Beverley L. Hayes
             dated March 7, 1990.(1)

10.2         Mallinckrodt Executive Life            Exhibit 10.2
             Insurance Program adopted              to 1989 10-K.
             May 20, 1987.(1)

10.3         Restated Mallinckrodt Executive        Exhibit 10.3
             Long-Term Disability Plan              to 1989 10-K.
             effective January 1, 1987.(1)

10.4(a)      Agreement with                         Exhibit 10.4(a)
             George D. Kennedy dated                to 1991 10-K.
             December 17, 1990.(1)

10.4(b)      Amendment dated June 16, 1993          Exhibit 10.4(b)
             to Agreement with George               to 1993 10-K.
             D. Kennedy dated December
             17, 1990 described in
             Exhibit 10.4(a).(1)

10.5(a)      Supplemental Benefit Plan for          Exhibit 10.6(a)
             Participants in the Mallinckrodt       to 1989 10-K.
             Retirement Plan as amended
             and restated effective
             January 1, 1980.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.5(b)      Amendment No. 1 dated June 20,         Exhibit 10.6(b)
             1989 to Supplemental Benefit           to 1989 10-K.
             Plan for Participants in the
             Retirement Plan for Salaried
             Employees of Mallinckrodt.(1)

10.5(c)      Amendment No. 2 dated April 20,        Exhibit 10.6(c)
             1990 to Supplemental Benefit           to 1990 10-K.
             Plan for Participants in the
             Mallinckrodt Retirement Plan.(1)

10.6(a)      Mallinckrodt Supplemental Executive    Exhibit 10.7(a)
             Retirement Plan restated               to 1989 10-K.
             effective April 19, 1988.(1)

10.6(b)      Amendment No. 1 effective              Exhibit 10.7(c)
             December 6, 1989, to                   to 1990 10-K.
             Supplemental Executive
             Retirement Plan.(1)

10.7(a)(i)   Gross-Up Agreement with                Exhibit 10.7(a)
             C. Ray Holman dated                    to 1993 10-K.
             July 1, 1992 and Amendment
             dated April 30, 1993.(1)

10.7(a)(ii)  Amendment No. 2 to Gross-Up                                   X
             Agreement with C. Ray Holman
             dated September 1, 1993.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.7(b)(i)   Gross-Up Agreement with                Exhibit 10.7(b)
             William J. Mercer dated                to 1993 10-K.
             July 1, 1992 and Amendment
             dated April 30, 1993.(1)

10.7(b)(ii)  Amendment No. 2 to Gross-Up                                   X
             Agreement with William J. Mercer
             dated September 1, 1993.(1)

10.7(c)(i)   Gross-Up Agreement with                Exhibit 10.7(c)
             Robert G. Moussa dated                 to 1993 10-K.
             April 22, 1993.(1)

10.7(c)(ii)  Amendment No. 2 to Gross-Up                                   X
             Agreement with Robert G. Moussa
             dated September 1,1993.(1)

10.7(d)(i)   Gross-Up Agreement with                Exhibit 10.7(d)
             Mack G. Nichols dated                  to 1993 10-K.
             July 1, 1992.(1)

10.7(d)(ii)  Amendment No. 2 to Gross-Up                                   X
             Agreement with Mack G. Nichols
             dated September 1, 1993.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.7(e)      Gross-Up Agreement with                                       X
             Beverley L. Hayes
             dated July 1, 1992 and
             Amendment dated September 1, 1993.(1)

10.8         Mallinckrodt Management Incentive      Exhibit 10.9(b)
             Compensation Program as                to 1991 10-K.
             amended and restated
             effective July 1, 1991.(1)

10.9(a)      Mallinckrodt 1973 Stock Option         Post-Effective
             and Award Plan as amended              Amendment
             effective February 21, 1990.(1)        No. 1 to
                                                    Form S-8
                                                    Registration
                                                    Statement
                                                    No. 33-32109.

10.9(b)      Amendment No. 1 to the Mallinckrodt    Form S-8
             1973 Stock Option and Award            Registration
             Plan dated June 19, 1991.(1)           Statement No.
                                                    33-43925

10.10        Mallinckrodt Directors Retirement      Exhibit 10.10
             Services Plan as amended and           to 1993 10-K.
             restated effective April 21,
             1993.(1)

10.11(a)     Mallinckrodt 1981 Stock Option         Post-Effective
             Plan as amended through                Amendment No. 3
             April 19, 1988.(1)                     to Form S-8
                                                    Registration
                                                    Statement
                                                    No. 2-80553.

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.11(b)     Amendment to the 1981                  Exhibit 10.12(b)
             Stock Option Plan effective            to 1989 10-K.
             February 15, 1989.(1)

10.11(c)     Amendment to the 1981                  Exhibit 10.12(c)
             Stock Option Plan effective            to 1991 10-K.
             June 19, 1991.(1)

10.12(a)     Intercorporate Agreement dated         Exhibit 10.1 to
             as of July 1, 1987 by and              IMC Fertilizer
             between Mallinckrodt and IMC           Group, Inc.'s
             Fertilizer Group, Inc. with            Form S-1
             Exhibits, including the                Registration
             Restated Certificate of                Statement
             Incorporation of IMC Fertilizer        No. 33-17091.
             Group, Inc., as amended; By-Laws
             of IMC Fertilizer Group, Inc.;
             Preliminary Agreement for K-2
             Advances; Registration Rights
             Agreement; Services Agreement;
             Management Services Agreement;
             Agreement regarding Pollution
             Control and Industrial Revenue
             Bonds; License Agreement;
             office lease and sublease;
             management agreements; supply
             agreements; and transportation
             service agreements.

10.13(a)     Note Agreement with The                Exhibit 10.13(a)
             Prudential Insurance Company           to 1992 10-K.
             of America dated as of
             February 1, 1980.

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.13(b)     Agreement dated June 3, 1981,          Exhibit 10.14(b)
             consolidating obligation in            to 1990 10-K.
             Loan Agreement dated April 18,
             1973, under Note Agreement
             dated as of February 1, 1980.

10.13(c)     Amendment dated June 15,               Exhibit 10.14(d)
             1989, to Note Agreement                to 1989 10-K.
             with Prudential Insurance
             Company of America dated
             as of February 1, 1980.

10.13(d)     Amendment dated April 18, 1991         Exhibit 10.14(e)
             to Note Agreement with                 to 1991 10-K.
             Prudential Insurance Company
             of America dated as of
             February 1, 1980 as amended.

10.13(e)     Amendment dated June 2, 1992           Exhibit 10.13(c)
             to Note Agreement with                 to 1992 10-K.
             Prudential Insurance Company
             of America dated as of
             February 1, 1980 as amended.

10.13(f)     Amendment dated July 20, 1993          Exhibit 10.13(f)
             to Note Agreement with                 to 1993 10-K.
             Prudential Insurance Company
             of America dated as of
             February 1, 1980 as amended.

10.14        Management Compensation and            Exhibit 10.30
             Benefit Assurance Program.(1)          to 1988 10-K.

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.15        Form of Trust Agreement dated          Exhibit 10.31
             June 7, 1988, between Mallinckrodt     to 1988 10-K.
             and Wachovia Bank & Trust of
             North Carolina, N.A., incident
             to the program in Exhibit
             10.15, for Mallinckrodt's 1973 Stock
             Option and Award Plan, 1981
             Stock Option Plan, Long-Term
             Performance Incentive Plan,
             Supplemental Executive
             Retirement Plan, Contingent
             Employment Agreements,
             Gross-Up of Excise Tax
             Agreement, and Management
             Incentive Compensation Plan.(1)

10.16(a)     Letter of Credit Agreement             Exhibit 10.32
             dated May 31, 1988, between            to 1988 10-K.
             Mallinckrodt and a group of banks
             providing the means of
             funding the trusts described
             in Exhibit 10.15.(1)

10.16(b)     Amendment and Assumption               Exhibit 10.17(c)
             Agreements to the Letter of            to 1991 10-K.
             Credit Agreement described
             in Exhibit 10.16(a) dated
             June 22, 1991.(1)

10.17(a)     Corporate Staff Employee               Exhibit 10.33
             Severance and Benefit                  to 1988 10-K.
             Assurance Policy.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.17(b)     Form of letter sent to                 Exhibit 10.18(b)
             participants in Mallinckrodt's         to 1989 10-K.
             Corporate Staff Employee
             Severance and Benefit
             Assurance Program.(1)

10.18        Supplemental Life Plan                 Exhibit 10.20
             of Mallinckrodt, Inc.                  to 1989 10-K.
             effective July 15, 1984.(1)

10.19(a)     Employment Agreement dated             Exhibit 10.19(a)
             February 17, 1993                      to 1993 10-K.
             with C. Ray Holman.(1)

10.19(b)     Employment Agreement dated             Exhibit 10.19(b)
             February 17, 1993                      to 1993 10-K.
             with William J. Mercer.(1)

10.19(c)     Employment Agreement dated             Exhibit 10.19(c)
             February 17, 1993 with                 to 1993 10-K.
             Robert G. Moussa.(1)

10.19(d)     Employment Agreement dated             Exhibit 10.19(d)
             February 17, 1993 with                 to 1993 10-K.
             Mack G. Nichols.(1)

10.21        Mallinckrodt Directors' Stock          Exhibit 4(a)
             Option Plan effective                  to Form S-8
             October 17, 1990.(1)                   Registration
                                                    Statement
                                                    No. 33-40246.

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.22        Mallinckrodt Long-Term Incentive       Exhibit 10.24
             Plan for Senior Management             to 1991 10-K.
             effective July 1, 1991.(1)

10.23        Mallinckrodt Long-Term Incentive       Exhibit 10.25
             Plan for Key Middle Managers           to 1991 10-K.
             effective June 18, 1991.(1)

10.24        Consultancy Agreement                                         X
             with Herve M. Pinet for
             the period December 1, 1993, to
             November 30, 1994.

10.25(a)     Consulting Agreement with              Exhibit 10.27
             Ronald G. Evens, M.D., for             to Amendment
             the period from January 1, 1987,       No. 1 to
             through December 31, 1989;             1992 10-K.
             extended for the calendar
             years 1990, 1991 and 1992.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

10.25(b)     Amendment dated December 17, 1992      Exhibit 10.26(b)
             to Consulting Agreement with           to 1993 10-K.
             Ronald G. Evens, M.D., described
             in Exhibit 10.26(a).(1)

10.26        Credit Agreement dated                 Exhibit 10.27
             August 13, 1993, between               to 1993 10-K.
             Mallinckrodt and
             The Chase Manhattan Bank,
             individually and as an
             agent for the banks,
             ($350 million facility).

10.27        Credit Agreement dated                 Exhibit 10.28
             August 13, 1993 between                to 1993 10-K.
             Mallinckrodt and The Chase
             Manhattan Bank, individually and
             as an agent for the banks,
             ($100 million facility).

10.28        Offering Memorandum by                 Exhibit 10.29
             J.P. Morgan for sale of                to 1993 10-K.
             the commercial paper (CP)
             notes of Mallinckrodt.
             The CP program is backed
             by credit agreements
             included at 10.27 and 10.28.

10.29        Deferral Election Plan for                                    X
             Non-Employee Directors, effective
             June 30, 1994.(1)

10.30        Long-Term Incentive Compensation                              X
             Plan, effective July 1, 1994.(1)

                                                    Incorporated      Filed with
Exhibit                                             Herein by         Electronic
Number       Description                            Reference to      Submission
- --------------------------------------------------------------------------------

11.1         Primary earnings per share                                    X
             computation for the three
             years ended June 30, 1994.

11.2         Fully diluted earnings                                        X
             per share computation for the
             three years ended June 30, 1994.

21           Subsidiaries of the Registrant.                               X

23.1         Consent of Ernst & Young LLP.                                 X

27           Financial data schedule for the                               X
             year ended June 30, 1994.


(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

             (b)  Reports on Form 8-K

                  During the quarter and through the date of this report, the following reports on Form 8-K were filed.

                  - Report dated June 15, 1994, under Item 5 regarding restructuring program.

                  - Report dated July 21, 1994, under Item 5 regarding the resignation of the President of Mallinckrodt Veterinary, Inc.

                  - Report dated August 25, 1994, under Item 5 regarding repurchase of Company stock.

                  - Report dated September 7, 1994, under Item 5 regarding Mallinckrodt Medical's decision to relocate tracheal tube manufacturing operations.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA,
AND FINANCIAL STATEMENT SCHEDULES



                                                                 Page References
                                                                 ---------------

Consolidated Balance Sheet at June 30, 1994 and 1993 . . . . . . . . . . .    37

For the years ended June 30, 1994, 1993 and 1992:
 Information by Business Segment . . . . . . . . . . . . . . . . . . . . .    35
 Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . .    36
 Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . .    38
 Consolidated Statement of Changes in Shareholders' Equity . . . . . . . .    39

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 40-49

Quarterly Results (Unaudited). . . . . . . . . . . . . . . . . . . . . . .    50

Consolidated financial statement schedules for years ended
June 30, 1994, 1993 and 1992:
  II -  Amounts receivable from related parties and
        underwriters, promoters and employees other
        than related parties . . . . . . . . . . . . . . . . . . . . . . .    69
   V -  Property, plant and equipment. . . . . . . . . . . . . . . . . . . 70-72
  VI -  Accumulated depreciation and amortization
        of property, plant and equipment . . . . . . . . . . . . . . . . .    73
  IX -  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . .    74
   X -  Supplementary income statement information . . . . . . . . . . . .    75


___________________

All other schedules are omitted as the required information is not present in sufficient amounts or the required information is included in the consolidated financial statements or notes thereto.

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted, as none of such persons are individually or in the aggregate significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Mallinckrodt Group Inc.
- -----------------------
(Registrant)



By:    MICHAEL A. ROCCA                      By:  WILLIAM B. STONE
       -------------------                        --------------------
       Michael A. Rocca                           William B. Stone

       Senior Vice President and                  Vice President and Controller
       Chief Financial Officer



Date:  September 23, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                     Title                       Date
- ---------------------         -------------------         ----------------------

C. RAY HOLMAN
- ---------------------
C. Ray Holman                 President, Chief            September 23, 1994
                              Executive Officer
                              and Director



MICHAEL A. ROCCA
- ---------------------
Michael A. Rocca              Senior Vice President       September 23, 1994
                              and Chief Financial
                              Officer




WILLIAM B. STONE
- ---------------------
William B. Stone              Vice President and          September 23, 1994
                              Controller (Chief
                              Accounting Officer)



RAYMOND F. BENTELE
- ---------------------
Raymond F. Bentele            Director                    September 23, 1994



RONALD G. EVENS
- ---------------------
Ronald G. Evens               Director                    September 23, 1994



LOUIS FERNANDEZ
- ---------------------
Louis Fernandez               Director                    September 23, 1994

Signature                     Title                       Date
- ----------------------        -----------------           ----------------------

ALEC FLAMM
- ----------------------
Alec Flamm                    Director                    September 23, 1994



ROBERTA S. KARMEL
- ----------------------
Roberta S. Karmel             Director                    September 23, 1994



GEORGE D. KENNEDY
- ----------------------
George D. Kennedy             Director                    September 23, 1994



CLAUDINE B. MALONE
- ----------------------
Claudine B. Malone            Director                    September 23, 1994



MORTON MOSKIN
- ----------------------
Morton Moskin                 Director                    September 23, 1994



HERVE M. PINET
- ----------------------
Herve M. Pinet                Director                    September 23, 1994



BRIAN M. RUSHTON
- ----------------------
Brian M. Rushton              Director                    September 23, 1994



DANIEL R. TOLL
- ----------------------
Daniel R. Toll                Director                    September 23, 1994

                                                            Schedule II



            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                    Years Ended June 30, 1992, 1993 and 1994
                                ($ in thousands)




                                                                                     Balance at End
                                                                   Deductions             of Period
                                         Balance at                ----------   -------------------
                                          Beginning                   Amounts                   Non
Name of Debtor                            of Period    Additions    Collected    Current    Current
- ---------------------------------------------------------------------------------------------------
1992

U.S. Employee relocation loans (A)           $1,252         $412         $911       $408       $345
  Number of loans                                31           18           30         18          1

U.K. employee relocation loans (A)            1,231          156          823        564
  Number of loans                                 9            7            3         13
- ---------------------------------------------------------------------------------------------------

1993

U.S. Employee relocation loans (A)             $753         $960         $416       $757       $540
  Number of loans                                19           17           20         14          2

U.K. employee relocation loans (A)              564           18          402        180
  Number of loans                                13            1            3         11
- ---------------------------------------------------------------------------------------------------

1994

U.S. Employee relocation loans (A)           $1,297       $1,806         $798     $2,055       $250
  Number of loans                                16           27           18         23          2

U.K. employee relocation loans (A)              180           63           72        171
  Number of loans                                11            2            3         10
- ---------------------------------------------------------------------------------------------------


(A) Generally non-interest bearing and repayable upon the sale of the employee's former residence.

                                                                  Schedule V
                                                               (Page 1 of 3)

                             PROPERTY, PLANT AND EQUIPMENT
                        Years Ended June 30, 1992, 1993 and 1994
                                    ($ in millions)



                                           Balance                                     Other    Balance
                                   at Beginning of     Additions                     Changes  at End of
                                            Period       at Cost  Retirements   Add (Deduct)     Period
- -------------------------------------------------------------------------------------------------------
1992

Land                                          $64.1         $1.0          $.6     $(1.8) (A)
                                                                                    1.1  (C)
                                                                                    (.8) (E)      $63.0
Building and leasehold
  improvements                                229.8         13.8          4.5       6.6  (A)
                                                                                     .1  (B)
                                                                                    6.3  (C)
                                                                                  (13.1) (E)      239.0

Machinery and equipment                       591.0         76.8         22.3       5.9  (A)
                                                                                    1.0  (B)
                                                                                    8.8  (C)
                                                                                  (17.9) (E)      643.3

Construction in progress                       59.6         58.8                  (10.6) (A)
                                                                                     .1  (B)
                                                                                    4.2  (C)
                                                                                   (2.8) (E)      109.3

- -------------------------------------------------------------------------------------------------------
                                             $944.5       $150.4        $27.4    $(12.9)       $1,054.6
- -------------------------------------------------------------------------------------------------------

See explanation of notes on page 3 of 3.

                                                                    Schedule V
                                                                 (Page 2 of 3)




                                       PROPERTY, PLANT AND EQUIPMENT
                                 Years Ended June 30, 1992, 1993 and 1994
                                              ($ in millions)


                                            Balance                                    Other    Balance
                                    at Beginning of    Additions                     Changes  at End of
                                             Period      at Cost  Retirements   Add (Deduct)     Period
- -------------------------------------------------------------------------------------------------------
1993

Land                                          $63.0         $4.1          $.2      $3.1  (A)
                                                                                     .1  (B)
                                                                                   (2.6) (C)      $67.5
Building and leasehold
 improvements                                 239.0         31.1          2.3      11.1  (A)
                                                                                    2.2  (B)
                                                                                  (11.0) (C)      270.1

Machinery and equipment                       643.3         76.0         39.3      17.1  (A)
                                                                                   13.6  (B)
                                                                                  (15.1) (C)
                                                                                    (.1) (F)      695.5

Construction in progress                      109.3         77.1                  (19.2) (A)
                                                                                    1.2  (B)
                                                                                   (7.3) (C)
                                                                                   (1.3) (F)      159.8
- -------------------------------------------------------------------------------------------------------
                                           $1,054.6       $188.3        $41.8     $(8.2)       $1,192.9
- -------------------------------------------------------------------------------------------------------

See explanation of notes on page 3 of 3

                                                                    Schedule V
                                                                 (Page 3 of 3)

                             PROPERTY, PLANT AND EQUIPMENT
                       Years Ended June 30, 1992, 1993 and 1994
                                    ($ in millions)



                                            Balance                                    Other    Balance
                                    at Beginning of    Additions                     Changes  at End of
                                             Period      at Cost  Retirements   Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------------
1994

Land                                          $67.5         $4.6          $.1     $(3.2) (A)
                                                                                    1.1  (B)
                                                                                     .6  (C)
                                                                                   (1.2) (G)      $69.3

Building and leasehold                        270.1         49.7          2.7      30.4  (A)
  improvements                                                                      5.7  (B)
                                                                                    (.3) (C)      352.9

Machinery & Equipment                         695.5        117.4         23.1      22.2  (A)
                                                                                   51.2  (B)
                                                                                    9.2  (C)      872.4

Construction in progress                      159.8           .6                  (51.4) (A)
                                                                                    1.2  (B)
                                                                                    2.2  (C)
                                                                                  (11.0) (G)      101.4
- -------------------------------------------------------------------------------------------------------
                                           $1,192.9       $172.3        $25.9     $56.7        $1,396.0
- -------------------------------------------------------------------------------------------------------


Notes for Schedule V
(A) Transfers between accounts and reclassifications from other balance sheet accounts.
(B) Purchases of businesses.
(C) Foreign currency adjustment.
(E) Reclassification for Tastemaker joint venture.
(F) Write-offs related to 1993 restructuring charges.
(G) Reclassification among accounts.

                                                                  Schedule VI



                     ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY, PLANT AND EQUIPMENT
                      Years Ended June 30, 1992, 1993 and 1994
                                  ($ in millions)


                                                       Additions
                                            Balance   Charged to                       Other    Balance
                                    at Beginning of     Cost and                     Changes  at End of
                                             Period     Expenses  Retirements    Add(Deduct)     Period
- -------------------------------------------------------------------------------------------------------
1992

Building and leasehold
  improvements                                $55.8        $11.6         $2.6       $.9  (B)
                                                                                   (2.4) (C)
                                                                                     .9  (E)      $64.2

Machinery and equipment                       258.5         58.8         15.7       3.5  (B)
                                                                                   (7.0) (C)
                                                                                     .2  (E)      298.3
- -------------------------------------------------------------------------------------------------------
                                             $314.3        $70.4        $18.3     $(3.9)         $362.5
- -------------------------------------------------------------------------------------------------------

1993

Building and leasehold
  improvements                                $64.2        $12.8         $1.9     $(1.5) (B)
                                                                                   26.6  (D)
                                                                                    4.9  (E)     $105.1

Machinery and equipment                       298.3         61.9         23.9      (5.7) (B)
                                                                                   58.2  (D)
                                                                                     .1  (E)      388.9
- -------------------------------------------------------------------------------------------------------
                                             $362.5        $74.7        $25.8     $82.6          $494.0
- -------------------------------------------------------------------------------------------------------

1994

Building and leasehold
  improvements                               $105.1        $15.1         $1.5     $(1.2) (A)
                                                                                    1.7  (B)
                                                                                   (1.2) (E)     $118.0

Machinery and equipment                       388.9         64.3         22.4      (8.5) (A)
                                                                                    3.5  (B)
                                                                                  (11.0) (E)      414.8
- -------------------------------------------------------------------------------------------------------
                                             $494.0        $79.4        $23.9    $(16.7)         $532.8
- -------------------------------------------------------------------------------------------------------


Notes
(A) Transfers between accounts and reclassifications from other balance sheet accounts.
(B) Foreign currency adjustment.
(C) Reclassification for Tastemaker joint venture.
(D) Write-off related to 1993 restructuring charges.
(E) Reclassification among accounts.

                                                                   Schedule IX



                                            SHORT-TERM BORROWINGS
                                  Years Ended June 30, 1994, 1993 and 1992
                                               ($ in millions)


                                                                      Maximum      Average    Weighted
                                                                       Amount       Amount     Average
                                                                         Out-         Out-    Interest
                                            Balance     Weighted     standing     standing        Rate
                                             at End      Average       During       During      During
                                                 of     Interest          the          the         the
                                             Period         Rate       Period       Period      Period
- ------------------------------------------------------------------------------------------------------
Notes payable to banks (A)

  1994                                       $ 55.0         6.5%       $ 89.0       $ 68.7        6.7%

  1993                                       $ 84.2         6.3%       $145.8       $106.4        5.1%

  1992                                       $ 96.2         8.3%       $ 96.2       $ 76.5       10.5%


Commercial paper (B)

  1994                                       $172.5         3.9%       $308.3       $211.6        3.9%

  1993                                       $280.5         3.4%       $331.6       $161.7        3.4%


The average amount outstanding for each period was computed by averaging the daily balances during the year.

The weighted average interest rate for each period was computed by dividing interest on short-term borrowings by the average amount outstanding during the year.


(A) Primarily foreign banks.
(B) No commercial paper was issued in 1992. Amounts for 1994 and 1993 include commercial paper borrowings aggregating $100.0 million and $190.0, respectively, which have been classified as long-term debt as it is backed by long-term lines of credit.

                                                                   Schedule X



                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years Ended June 30, 1994, 1993, and 1992
                                 ($ in millions)


                                                           Charged to Costs and Expenses
                                                           -----------------------------

                                                            1994         1993       1992
- ----------------------------------------------------------------------------------------
Maintenance and repairs                                    $56.6        $44.6      $41.2
                                                          ------       ------     ------
                                                          ------       ------     ------


Amortization of intangible assets                          $25.1        $21.4      $18.9
                                                          ------       ------     ------
                                                          ------       ------     ------


Taxes, other than payroll and income taxes                 $26.3        $24.3      $24.4
                                                          ------       ------     ------
                                                          ------       ------     ------


Advertising                                                $35.1        $41.7      $42.2
                                                          ------       ------     ------
                                                          ------       ------     ------


Royalties                                                  $20.4        $13.9      $11.2
                                                          ------       ------     ------
                                                          ------       ------     ------