Form 10-Q
period 1994-09-30
MALLINCKRODT GROUP INC
filed 1994-11-14
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----
                   THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1994

                                    OR

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

          Applicable Only to Registrants Involved in Bankruptcy
              Proceedings During the Preceding Five Years:
   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    .  No    .

   Applicable Only to Corporate Registrants: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 76,660,774 shares excluding 10,455,515 treasury shares as of October 31, 1994.

PART I.   FINANCIAL INFORMATION
- -------------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).

    The accompanying interim condensed consolidated financial statements of Mallinckrodt Group Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1994 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
                                            Three months ended
                                               September 30,
                                             1994         1993
- -----------------------------------------------------------------
Net sales                                $487.7       $444.9
Operating costs and expenses:
Cost of goods sold                        274.7        242.5
 Selling, administrative, and
   general expenses                       129.8        121.6
 Research and development expenses         23.2         21.1
 Other operating income, net               (2.2)        (1.2)
                                         -------      -------
Total operating costs and expenses        425.5        384.0
                                         -------      -------
Operating earnings                         62.2         60.9

Equity in pre-tax earnings of
  joint venture                             6.1          3.8
Interest and other nonoperating
 expense, net                               (.4)         (.6)
Interest expense                          (11.9)        (8.6)
                                         -------      -------
Earnings from continuing operations
 before income taxes                       56.0         55.5
Income tax provision                       21.3         20.2
                                         ------       ------
Earnings from continuing operations        34.7         35.3
Loss from discontinued operations           (.8)         (.8)
                                         -------      -------
Net earnings                               33.9         34.5
Preferred stock dividends                   (.1)         (.1)
                                         -------      -------
Available for common shareholders        $ 33.8       $ 34.4
                                         =======      =======

Earnings per common share
 Continuing operations                   $  .45       $  .45
 Discontinued operations                   (.01)        (.01)
                                         -------      -------
 Net earnings                            $  .44       $  .44
                                         =======      =======


(See Notes to Condensed Consolidated Financial Statements on page
5.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amount)
                                     September 30,   June 30,
                                         1994          1994
- -----------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents           $   75.7       $   87.9
 Trade receivables, less allowances
   of $11.6 at September 30 and $11.1
   at June 30                           352.4          343.6
 Inventories                            384.4          376.9
 Deferred income taxes                   76.1           77.6
 Other current assets                    48.9           46.0
                                     --------       --------
Total current assets                    937.5          932.0
Investments and long-term receivables,
 less allowances of $13.0 at
 September 30 and $13.1 at June 30      150.3          147.0
Property, plant and equipment         1,444.8        1,396.0
Accumulated depreciation               (560.8)        (532.8)
                                     ---------      ---------
 Net property, plant and equipment      884.0          863.2
Intangible assets                       498.4          489.3
Deferred income taxes                     2.8            2.0
                                     ---------      ---------
Total assets                         $2,473.0       $2,433.5
                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt                     $  164.6       $  147.8
 Accounts payable                       142.8          139.4
 Accrued liabilities                    338.1          356.0
 Income taxes payable                    35.0           25.4
 Deferred income taxes                    2.1            2.1
                                     ---------      ---------
Total current liabilities               682.6          670.7
Long-term debt, less current
  maturities                            513.1          522.0
Deferred income taxes                    34.2           36.6
Accrued postretirement benefits         127.5          124.7
Other noncurrent liabilities and
 deferred credits                        63.4           63.6
                                     ---------      ---------
Total liabilities                     1,420.8        1,417.6
Shareholders' equity
 4 Percent cumulative preferred
   stock                                 11.0           11.0
 Common stock, par value $1,
   authorized 300,000,000 shares;
   issued 87,116,289 shares as of
   September 30 and June 30              87.1           87.1
 Capital in excess of par value         268.5          268.2
 Reinvested earnings                    870.6          846.4
 Marketable securities valuation
   allowance                             (1.2)          (1.4)
 Foreign currency translation           (17.7)         (32.8)
 Treasury stock                        (166.1)        (162.6)
                                     ---------      ---------
 Total shareholders' equity           1,052.2        1,015.9
                                     ---------      ---------
Total liabilities and
  shareholders' equity               $2,473.0       $2,433.5
                                     =========      =========


(See Notes to Condensed Consolidated Financial Statements on page
5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

                                              Three months ended
                                                 September 30,
                                               1994         1993
- -----------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES

Net earnings                             $ 33.9         $ 34.5
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Depreciation and amortization           35.5           23.2
   Deferred income taxes                    (.3)           5.2
   Gains on disposals of assets            (1.1)
   Other, net                             (12.0)          (3.6)
                                         -------        -------
                                           56.0            59.3
   Changes in noncash operating working
     capital:
     Accounts receivable                   (3.8)           6.9
     Inventories                           (1.5)          (2.4)
     Accounts payable, accrued
       liabilities and income taxes, net  (13.8)         (36.7)
     Other, net                            (2.9)          (2.6)
                                         -------        -------
Net cash provided by operating
  activities                               34.0           24.5



CASH FLOWS - INVESTING ACTIVITIES

Capital expenditures                      (48.2)         (37.2)
Acquisition spending                       (3.4)         (30.5)
IFL dividend receivable                                   51.9
Equity in pre-tax earnings of joint
 venture, net                               4.4            2.6
Proceeds from asset disposals               5.6            1.5
Short-term investments                                    (4.9)
Other, net                                  (.3)          (1.9)
                                         -------        -------
Net cash used by investing activities     (41.9)         (18.5)



CASH FLOWS - FINANCING ACTIVITIES

Increase (decrease) in short-term debt      4.5           (3.1)
Issuance of Mallinckrodt common stock        .9            1.7
Dividends paid                             (9.7)          (8.6)
                                         -------        -------
Net cash used by financing activities      (4.3)         (10.0)
                                         -------        -------
Decrease in cash and cash equivalents     (12.2)          (4.0)
Cash and cash equivalents at beginning
  of period                                87.9           51.3
                                         -------        -------

Cash and cash equivalents at end
 of period                               $ 75.7         $ 47.3
                                         =======        =======


(See Notes to Condensed Consolidated Financial Statements on page
5.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY
(In millions except per share amounts)
                                            1994          1993
- -----------------------------------------------------------------
4 Percent cumulative preferred stock
 Balance at June 30 and September 30     $    11.0     $    11.0

Common stock
 Balance at June 30 and September 30          87.1          87.1

Capital in excess of par value
 Balance at June 30                          268.2         262.4
 Stock options exercised                        .3            .3
 Restricted stock awards                                     1.8
                                         ----------    ----------
 Balance at September 30                     268.5         264.5

Reinvested earnings
 Balance at June 30                          846.4         780.3
 Net earnings                                 33.9          34.5
 Dividends
   4 Percent cumulative preferred stock
     ($1.00 per share)                         (.1)          (.1)
   Common stock ($.125 per share in 1994
     and $.11 per share in 1993)              (9.6)         (8.5)
                                         ----------    ----------
 Balance at September 30                     870.6        806.2

Marketable securities valuation allowance
 Balance at June 30                           (1.4)         (2.2)
 Valuation adjustment                           .2            .8
                                         ----------    ----------
 Balance at September 30                      (1.2)         (1.4)

Foreign currency translation
 Balance at June 30                          (32.8)        (56.4)
 Translation adjustment                       15.1           8.3
                                         ----------    ----------
 Balance at September 30                     (17.7)        (48.1)

Treasury stock
 Balance at June 30                         (162.6)       (171.7)
 Stock options exercised                        .6          1.4
 Restricted stock awards                     ( 4.1)          2.1
                                         ----------    ----------

 Balance at September 30                    (166.1)       (168.2)
                                         ----------    ----------
Total shareholders' equity               $ 1,052.2     $   951.1
                                         ==========    ==========



(See Notes to Condensed Consolidated Financial Statements on page
5.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The income tax provision for the first quarter of 1994 includes a favorable adjustment of $1.4 million, or $.02 a share resulting from tax law changes. The Company's effective tax rate for the first quarter was 38.0 percent, compared to last year's 39.0 percent excluding the favorable adjustment discussed above. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and the utilization of certain tax losses.

2. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
   (77,556,978 and 77,367,637 for the three months ended
   September 30, 1994 and 1993, respectively).

3. The components of inventory include the following:
                                                As of
   (In millions)                         September 30, 1994:
- -----------------------------------------------------------------
     Raw materials and supplies            $ 100.9
     Work in process                          88.2
     Finished goods                          195.3
                                           -------
                                           $ 384.4
                                           =======

4. As of September 30, 1994, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:
                                          September 30,    June 30,
                                              1994          1994
- -----------------------------------------------------------------
   Common stock                        10,197,047     10,110,056
   4 Percent cumulative
     preferred stock                        1,670          1,670

5. At September 30, 1994 common shares reserved were:

   Exercise of common stock
     purchase rights                  88,211,094
     Exercise of stock options and
     granting of stock awards         11,291,852
                                      ----------
   Total                              99,502,946
                                      ==========

6. Supplemental cash flow information for the three months ended
   September 30, included:
   (In millions)                             1994       1993
- -----------------------------------------------------------------
     Interest paid                           $11.5      $11.5
     Income taxes paid                       $11.4      $ 3.5
     Noncash investing and
       financial activities:
       Assumption of liabilities related
         to acquisitions                                $12.6
       Issuance of common stock for
         restricted stock awards                        $ 3.9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General
- -------

    Earnings from continuing operations for the quarter ended September 30, 1994 were $35 million, or 45 cents per share. Excluding a two-cent per share tax benefit in the first quarter of 1994, this is a 5 percent increase over the comparable 43 cents per share for the prior year. Net sales for the first quarter were up 10 percent to $488 million, compared to $445 million last year. Net earnings for the quarter were $34 million, or 44 cents per share, compared with $35 million, or 44 cents per share, last year.

A comparison of sales and operating earnings follows:
                                              Three months ended
                                                September 30,
(In millions)                                 1994         1993
- -----------------------------------------------------------------
Sales
- -----
 Mallinckrodt Chemical                    $ 111        $ 103
 Mallinckrodt Medical                       230          201
 Mallinckrodt Veterinary                    147          142
 Intersegment sales                                       (1)
                                          ------       ------
                                          $ 488        $ 445
                                          ======       ======
Operating earnings
- ------------------
 Mallinckrodt Chemical                    $   6        $   8
 Mallinckrodt Medical                        51           47
 Mallinckrodt Veterinary                     11           14
 Corporate                                   (6)          (8)
                                          ------       ------
                                          $  62        $  61
                                          ======       ======


Registered trademarks are indicated by asterisk.

Mallinckrodt Chemical                         Three months ended
(In millions)                                   September 30,
                                              1994         1993
- -----------------------------------------------------------------
Net Sales:
Pharmaceutical Specialties                $  56        $  58
Catalyst, Performance & Lab Chemicals        55           45
                                          ------       ------
                                          $ 111        $ 103
                                          ======       ======

   Mallinckrodt Chemical, including its $6.1 million equity-investment share of earnings from the flavors joint venture, Tastemaker, achieved earnings of $12.7 million for the first quarter, up 8 percent over last year's $11.8 million. Net sales also increased 8 percent to $111 million. Significantly improved operating performance from Tastemaker accounted for the earnings
increase.   Pharmaceutical specialties sales decreased 3 percent
primarily from lower sales volumes for medicinal narcotics and planned maintenance production shutdowns. Catalysts, performance and lab chemicals sales increased 22 percent primarily from the 1994 acquisition of Catalyst Resources, Inc. In October 1994, Chemical's facility in Dieburg, Germany was sold along with the related photochemical business.


Mallinckrodt Medical                         Three months ended
(In millions)                                   September 30,
                                             1994          1993
- -----------------------------------------------------------------
Net Sales:
Imaging                                  $ 114         $  96
Anesthesiology & Critical Care              70            62
Nuclear Medicine                            46            43
                                         ------        ------
                                         $ 230         $ 201
                                         ======        ======

   Mallinckrodt Medical's operating earnings for the quarter increased 9 percent to $50.9 million principally as a result of improved performance in the imaging businesses. Net sales improved 14 percent to $230 million, led by an 18 percent increase in sales of imaging products. Higher worldwide sales volume of the x-ray contrast medium Optiray* more than offset the effects of price competition. The company received FDA approval of Albunex*, its ultrasound contrast agent in August 1994. Product launch for Albunex* began in October 1994.
Anesthesiology and critical care sales increased 12 percent boosted by the 1994 acquisition of DAR S.p.A. and improved sales volume for tracheostomy tubes and hemoglobin and glucose testing products. Nuclear medicine sales were up 9 percent primarily from higher U.S. sales due to the introduction of OctreoScan* and increased sales volume for thallium and TechneScan MAG3*.


Mallinckrodt Veterinary                      Three months ended
(In millions)                                   September 30,
                                             1994          1993
- -----------------------------------------------------------------
Net Sales:
Pharmaceuticals                          $  64         $  62
Biologicals                                 21            21
Feed Ingredients                            39            39
Veterinary Specialties & Other              23            20
                                         ------        ------
                                         $ 147         $ 142
                                         ======        ======

   Mallinckrodt Veterinary's first quarter operating earnings were $10.9 million, down 20 percent from last year. Factors affecting the first quarter results were weak food animal markets, higher manufacturing costs and lower pricing for feed ingredients, revised buying patterns by certain North American customers and higher manufacturing start-up costs. Net sales for the quarter improved 4 percent over the prior year to $147 million. Pharmaceuticals sales were up 4 percent from favorable currency translation and higher parasiticide and antimicrobial sales, partially offset by lower animal productivity sales. Biologicals sales decreased 3 percent primarily from lower foot and mouth disease vaccine sales in Latin America. Feed ingredients sales were slightly higher than last year as a result of increased export sales volume. Veterinary specialties sales improved 16 percent from expanded distribution rights in Brazil and higher sales volume in Argentina.


Corporate Matters
- -----------------
   Mallinckrodt corporate expense decreased $1.4 million primarily from the benefits of reorganization implemented in late fiscal 1994 and higher prior year costs for the Company's captive insurance subsidiary. The Company's effective tax rate was 38.0 percent, compared to last year's 39.0 percent excluding the favorable adjustment previously discussed. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and the utilization of certain tax losses.


Financial Condition
- -------------------

   The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1994, cash and cash equivalents decreased $12.2 million. Operations provided $34.0 million of cash, while acquisition and capital spending totalled $51.6 million. The Company's current ratio at September 30,1994 was
1.4.  Debt as a percentage of invested capital was 39.2 percent.

   In August 1987 and October 1988, the Company's Board of
Directors authorized repurchase of a total of 42.0 million shares of its common stock. Since then, 28.9 million shares have been purchased under this authorization; none during the first quarter of 1995.

   The Company has a $350 million private-placement commercial paper program. This program is backed by $450 million of U.S.
lines of credit, of which $350 million is available until August
1996 and $100 million is available until August 1995. At September 30, 1994, commercial paper borrowings amounted to $204.7 million.
There were no outstanding borrowings under the U.S. lines of credit at September 30, 1994. At September 1994, non-U.S. lines of credit totaling $244.6 million were also available and borrowings under these lines amounted to $32.5 million. The non-
U.S. lines are cancelable at any time.

   Capital spending for the year ending June 30, 1995, is estimated at approximately $250 million.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    In the previously reported claim by the United States Environmental Protection Agency ("EPA") against the Company and others concerning the alleged pollution of a stream near Ashtabula, Ohio, designated as "Fields Brook," the arbitrator has rendered a nonbinding decision concerning the allocation of payment for a Remedial Design/Remedial Action study ordered by EPA. Pursuant to agreement among the parties, the arbitrator's decision may not be disclosed; however, it was consistent with the expectations of the Company. Although the Company's allocable share of cleanup costs cannot be determined at this time, the Company continues to believe this proceeding will not have a material adverse effect on its financial position or results of operations.

    Except as discussed in the preceding paragraph, there have been no material developments in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.



ITEM 2.   CHANGES IN SECURITIES.

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held October 19, 1994 in Mundelein, Illinois.

(b)   The following directors were elected at the Annual Meeting of Shareholders:
      Term expiring in 1997 . . . . . . . C. Ray Holman
      Term expiring in 1997 . . . . . . . Claudine B. Malone
      Term expiring in 1997 . . . . . . . Morton  Moskin
      Term expiring in 1995 . . . . . . . Brian M. Rushton

      The following directors continue in office:
        Raymond F. Bentele
        Dr. Ronald G. Evens
        Alec Flamm
        Roberta S. Karmel
        Herve M. Pinet
        Daniel R. Toll

(c) Other matters voted upon at the Annual Meeting of Shareholders were:

      1.   Approval of Appointment of Independent Auditors.

        The appointment of Ernst & Young LLP, as independent auditors of the Registrant for the fiscal year ending June 30, 1995, was ratified by the affirmative vote of an aggregate of 66,235,050 shares of common and 4 percent cumulative preferred stock. A total of 100,067 shares of common and 4 percent cumulative preferred stock was voted against the appointment. Holders of 246,689 shares of common and 4 percent cumulative preferred stock abstained from voting.

      2. Approval of Long-Term Incentive Compensation Plan and the Material Terms of the Performance Goals for such Plan.

        A long-term incentive compensation plan and the material terms of the performance goals for the plan were approved by a total of 48,892,477 shares of common and 4 percent cumulative preferred stock. A total of 17,175,517 shares of common and 4 percent cumulative preferred stock was voted against the plan. Holders of 513,812 shares of common and 4 percent cumulative preferred stock abstained from voting.

      3.   Approval of Deferred Election Plan for Non-Employee
           Directors.

        A deferred election plan for non-employee directors was approved by a total of 64,561,302 shares of common and 4 percent cumulative preferred stock. A total of 1,451,499 shares of common and 4 percent cumulative preferred stock voted against the plan. Holders of 569,005 shares of common and 4 percent cumulative preferred stock abstained from voting.


Item 5.   Other Information.

Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

      11.1 Primary earnings per share computation for the three months ended September 30, 1994 and 1993.

      11.2 Fully diluted earnings per share computation for the three months ended September 30, 1994 and 1993.

      27   Financial Data Schedule

(b)   Reports on Form 8-K.
      During the quarter and through the date of this report, the following reports on Form 8-K were filed:

        - Report dated August 11, 1994, under Item 5 regarding the resignation of the President of Mallinckrodt
              Veterinary, Inc.

        - Report dated September 13, 1994, under Item 5 regarding the Company's plan to repurchase common stock.

        - Report dated September 20, 1994, under Item 5 regarding plans to relocate a manufacturing operation.

        - Report dated October 19, 1994, under Item 5 regarding the election of the President of Mallinckrodt
              Veterinary, Inc.

        - Report dated October 28, 1994, under Item 5 regarding the first quarter fiscal 1995 forecasted earnings.

        - Report dated November 3, 1994, under Item 5 regarding the election of the Chairman of the Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Mallinckrodt Group Inc.
- --------------------------------
            Registrant










By:     MICHAEL A. ROCCA        By:       WILLIAM B. STONE
   --------------------------      ----------------------------
        Michael A. Rocca                  William B. Stone
      Senior Vice President and       Vice President and Controller
       Chief Financial Officer


Date:  November 10, 1994