Form 10-Q
period 1994-12-31
MALLINCKRODT GROUP INC
filed 1995-02-13
CIK 51396

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                      -----------------------------

                              FORM 10-Q

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1994
                                   OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----
                   THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-483

                      ------------------------------

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

                      ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

         Applicable Only To Issurers Involved In Bankruptcy
              Proceedings During The Preceding Five Years:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .


     Applicable Only to Corporate Issuers: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 76,474,690 shares excluding 10,641,599 treasury shares as of January 31, 1995.

PART  I.       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Group Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1994 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
(CAPTION>
                                            Quarter Ended     Six Months Ended
                                             December 31,        December 31,
                                            1994      1993   1994        1993
- ---------------------------------------------------------------------------------
Net sales                                   $516.3    $466.3 $1,004.0    $911.2

Operating costs and expenses:
  Cost of goods sold                         279.6     251.0    554.3     493.5
  Selling, administrative and
   general expenses                          140.3     126.0    270.1     247.6
  Research and development expenses           24.6      23.2     47.8      44.3
  Other operating (income) expense, net       (1.8)       .2     (4.0)     (1.0)
                                            -------   ------- ---------   -------
Total operating costs and expenses           442.7     400.4    868.2     784.4
                                            -------   ------- ---------   -------
Operating earnings                            73.6      65.9    135.8     126.8
Equity in pre-tax earnings of joint venture    4.1       3.2     10.2       7.0
Interest and other nonoperating income
  (expense), net                              ( .4)       .5      (.8)     (.1)
Interest expense                             (11.9)     (9.4)   (23.8)    (18.0)
                                            -------   ------- ---------   -------
Earnings from continuing
  operations before income taxes              65.4      60.2    121.4     115.7
Income tax provision                          24.8      23.5     46.1      43.7
                                            -------   ------- ---------   -------
Earnings from continuing operations           40.6      36.7     75.3      72.0
Loss from discontinued operations              (.8)      (.7)    (1.6)     (1.5)
                                            -------   -------  --------   -------
Net earnings                                  39.8      36.0     73.7      70.5
Preferred stock dividends                      (.1)      (.1)     (.2)      (.2)
                                            -------   -------  --------   -------
Available for common shareholders           $ 39.7    $ 35.9    $73.5    $ 70.3
                                            =======   =======  ========   =======

Earnings per common share
  Continuing operations                       $.52      $.47    $.97      $.93
  Discontinued operations                     (.01)     (.01)   (.02)     (.02)
                                            -------   ------- -------   -------
  Net earnings                                $.51      $.46    $.95      $.91
                                            =======   ======= =======   =======
(See Notes to Condensed Consolidated Financial Statements on page 5.)

                                          1

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)
                                                         December 31,     June 30,
                                                             1994          1994
- ----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                $  82.1     $    87.9
  Trade receivables, less allowances of $11.2
     at December 31 and $11.1 at June 30                     352.3          343.6
  Inventories                                                405.6          376.9
  Deferred income taxes                                       75.1           77.6
  Other current assets                                        50.6           46.0
                                                          ---------     ---------
Total current assets                                         965.7          932.0
Investments and long-term receivables,
  less allowances of $13.0 at December 31
  and $13.1 at June 30                                       152.1          147.0
Property, plant and equipment                              1,471.3        1,396.0
Accumulated depreciation                                    (567.7)        (532.8)
                                                          ---------     ---------
  Net property, plant and equipment                          903.6          863.2
Intangible assets                                            498.3          489.3
Deferred income taxes                                          3.0            2.0
                                                          ---------     ---------
Total assets                                              $2,522.7       $2,433.5
                                                          =========     =========
LIABIITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                         $  180.6       $  147.8
  Accounts payable                                           145.0          139.4
  Accrued liabilities                                        350.8          356.0
  Income taxes payable                                        35.1           25.4
  Deferred income taxes                                        2.1            2.1
                                                          ---------     ---------
Total current liabilities                                    713.6          670.7
Long-term debt, less current maturities                      513.2          522.0
Deferred income taxes                                         44.2           36.6
Accrued postretirement benefits                              130.4          124.7
Other noncurrent liabilities and deferred credits             64.2           63.6
                                                          ---------     ---------
Total liabilities                                          1,465.6       1,417.6

Shareholders' equity:
  4 Percent cumulative preferred stock                        11.0           11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued 87,116,289
    shares as of December 31 and June 30                      87.1           87.1
  Capital in excess of par value                             268.5          268.2
  Reinvested earnings                                        899.6          846.4
  Marketable securities valuation allowance                   (1.5)          (1.4)
  Foreign currency translation                               (27.2)         (32.8)
  Treasury stock                                            (180.4)        (162.6)
                                                          ---------     ---------
Total shareholders' equity                                 1,057.1        1,015.9
                                                          ---------     ---------
Total liabilities and shareholders' equity                $2,522.7       $2,433.5
                                                          =========     =========
(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)               Six Months Ended December 31,    1994         1993
- ----------------------------------------------------------------------------------
CASH FLOW - OPERATING ACTIVITIES
Net earnings                                                 $73.7       $ 70.5
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                             57.7         46.9
    Postretirement benefits                                    5.7          3.2
    Deferred income taxes                                     11.5          6.4
    Gains on disposals of assets                              (1.3)
    Other, net                                               (22.1)        (9.4)
                                                            -------      -------
                                                             125.2        117.6
    Changes in noncash operating working capital:
      Accounts receivable                                     (6.8)        16.1
      Inventories                                            (26.5)        (6.1)
      Accounts payable, accrued
        liabilities and income taxes, net                    (17.6)       (42.8)
      Other, net                                              (2.0)
                                                            -------      -------
Net cash provided by operating activities                     72.3         84.8


CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                                         (75.9)       (79.1)
Acquisition spending                                          (4.1)       (31.9)
IFL dividend receivable                                                    51.9
Equity in pre-tax earnings of joint venture, net               6.8          4.5
Proceeds from asset disposals                                 16.3          1.8
Short-term investments                                                     (1.6)
Other, net                                                    (8.6)        (3.6)
                                                            -------      -------
Net cash used by investing activities                        (65.5)       (58.0)


CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt                        22.3        (69.1)
Payments on long-term debt                                    (3.5)       (91.8)
Proceeds from long-term debt                                   2.4        201.9
Issuance of Mallinckrodt common stock                          1.4          3.7
Acquisition of treasury stock                                (14.7)
Dividends paid                                               (20.5)       (18.2)
                                                            -------      -------
Net cash provided (used) by financing activities             (12.6)        26.5
                                                            -------      -------
Increase (decrease) in cash and cash equivalents              (5.8)        53.3
Cash and cash equivalents at beginning of period              87.9         51.3
                                                            -------      -------

Cash and cash equivalents at end of period                   $82.1       $104.6
                                                            =======      =======
(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY
(In millions except per share amounts)

                            Six months ended December 31,    1994         1993
- ----------------------------------------------------------------------------------
4 Percent cumulative preferred stock
  Balance at June 30 and December 31                         $ 11.0      $ 11.0


Common stock
  Balance at June 30 and December 31                           87.1        87.1


Capital in excess of par value
  Balance at June 30                                          268.2       262.4
  Stock options exercised                                        .3          .9
  Restricted stock awards                                                   1.8
                                                            --------     -------
  Balance at December 31                                      268.5       265.1


Reinvested earnings
  Balance at June 30                                          846.4       780.3
  Net earnings                                                 73.7        70.5
  Dividends
    4 Percent cumulative preferred stock ($2.00 per share)      (.2)        (.2)
    Common stock ($.265 per share in 1994
      and $.235 per share in 1993)                            (20.3)      (18.0)
                                                            --------     -------
  Balance at December 31                                      899.6       832.6


Marketable securities valuation allowance
  Balance at June 30                                           (1.4)       (2.2)
  Valuation adjustment                                          (.1)        2.0
                                                            --------     -------
  Balance at December 31                                       (1.5)        (.2)


Foreign currency translation
  Balance at June 30                                          (32.8)      (56.4)
  Translation adjustment                                        5.6       (12.8)
                                                            --------     -------
  Balance at December 31                                      (27.2)      (69.2)


Treasury stock
  Balance at June 30                                         (162.6)     (171.7)
  Purchase of common stock                                    (14.7)
  Stock options exercised                                       1.1         2.8
  Restricted stock awards                                      (4.2)        2.2
                                                            --------     -------
  Balance at December 31                                     (180.4)     (166.7)
                                                            --------     -------

Total shareholders' equity                                  $1,057.1     $959.7
                                                            ========     =======
(See Notes to Condensed Consolidated Financial Statements on page 5.)
(/TABLE>


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The income tax provision for the first six months of 1994 includes a favorable adjustment of $1.4 million, or $.02 a share resulting from tax law changes. The Company's effective tax rate for the first six months was 38.0 percent, compared to last year's 39.0 percent excluding the favorable adjustment discussed above. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and utilization of certain tax losses.

2. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
    (77,403,148 and 77,532,321 for the six months ended December
    31, 1994 and 1993, and 77,249,318 and 77,697,005 for the quarters ended December 31, 1994 and 1993, respectively).

3.  The components of inventory include the following as of
    December 31, 1994:
    (In millions)
    Raw materials and supplies                  $115.7
    Work in process                               92.2
    Finished goods                               197.7
                                                ------
                                                $405.6
                                                ======

4. As of December 31, 1994, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.


    Shares included in treasury stock were:

                                               December 31,      June30,
                                                   1994           1994

- --------------------------------------------------------------------------------
    Common stock                               10,650,626     10,110,056
    4 Percent cumulative preferred stock            1,670          1,670

5.  At December 31, 1994, common shares reserved were:
    Exercise of common stock purchase rights                  87,731,484
    Exercise of stock options and granting of stock awards    11,265,821
                                                              ----------
    Total                                                     98,997,305
                                                              ==========


6.  Supplemental cash flow information for the six months ended
    December 31 included:
    (In millions)                                     1994       1993
- -------------------------------------------------------------------------------
    Interest paid                                     $21.4      $13.9
    Income taxes paid                                 $22.7      $18.1
    Noncash investing and financing activities:
      Assumption of liabilities related to acquisitions          $12.6
      Issuance of common stock for restricted
        stock awards                                             $ 4.0

                                          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

General
- -------
Earnings from continuing operations for the second quarter ended December 31, 1994 were $41 million, or 52 cents per share, an 11 percent improvement over corresponding prior year amounts of $37 million, or 47 cents per share. Net sales for the quarter were up 11 percent to $516 million, compared to $466 million last year. Net earnings for the second quarter were $40 million, or 51 cents per share, compared with $36 million, or 46 cents per share, during the same period a year ago.

For the six months, earnings from continuing operations were $75 million, or 97 cents per share. Excluding a two-cent per share tax benefit in the first quarter of last year, this is a 7 percent increase over the comparable 91 cents per share for the first six months of 1994. Net sales for the six months were up 10 percent to $1,004 million, compared to $911 million last year. Net earnings for the first half were $74 million, or 95 cents per share, compared with $71 million, or 91 cents per share, last year.

Effective October 1, 1994, the Company reclassified a small chemical subsidiary from discontinued to continuing operations. The effect of the reclassification is immaterial to the Company's current and prior year's balance sheets and results of operations and will have no impact on the Company's liquidity or capital resources.

A comparison of sales and operating earnings follows:
                                              Quarter Ended      Six Months Ended
                                               December 31,       December 31,
(In millions)                                1994      1993      1994      1993
- ----------------------------------------------------------------------------------
Sales
- -----
  Mallinckrodt Chemical                      $122      $101      $  233    $204
  Mallinckrodt Medical                        240       225         470     426
  Mallinckrodt Veterinary                     154       139         301     281
  Intersegment sales                                      1
                                             -------   -------   -------  -------
                                             $516      $466      $1,004    $911
                                             =======   =======   =======  =======

Operating earnings
- ------------------
  Mallinckrodt Chemical                      $ 16      $ 11      $   22    $ 19
  Mallinckrodt Medical                         51        48         102      94
  Mallinckrodt Veterinary                      14        13          25      27
  Corporate                                    (7)       (6)        (13)    (13)
                                             -------   -------   -------  -------
                                             $ 74      $ 66      $  136    $127
                                             =======   =======   =======  =======

Business Segments
- -----------------
Registered trademarks are indicated by asterisk.

MALLINCKRODT CHEMICAL
                                              Quarter Ended      Six Months Ended
                                               December 31,         December 31,
(In millions)                                1994        1993     1994      1993
- ----------------------------------------------------------------------------------
Net Sales
Pharmaceutical Specialties                   $ 57        $ 53     $113      $111
Catalyst, Performance & Lab Chemicals          65          48      120        93
                                             -------     -------  -------   -----
                                             $122        $101     $233      $204
                                             =======     =======  =======   =====

Mallinckrodt Chemical achieved earnings of $19.3 million for the second quarter and $32.0 million for the six months ended
December 31, 1994, representing increases of 32 percent and 21 percent, respectively, over the prior year. These results include the equity-investment share of earnings from Tastemaker, the flavors joint venture, of $4.1 million and $10.2 million for the quarter and six months, respectively. Net sales increased 20 percent and 14 percent compared to the corresponding prior year quarter and six months, respectively. Pharmaceutical specialties sales increased 8 percent for the quarter and 2 percent for the first half. Higher worldwide sales volume for medicinal narcotics during the second quarter was the main contributor to the increases. Catalysts, performance and lab chemicals sales improved 33 percent and 28 percent for the quarter and six months, respectively. Results benefited from the acquisition of Catalyst Resources, Inc. in March 1994 and the 1995 reclassification of a small specialty chemical business to continuing opertions.


MALLINCKRODT MEDICAL
Net Sales                                     Quarter Ended      Six Months Ended
                                               December 31,         December 31,
(In millions)                                1994        1993     1994      1993
- ----------------------------------------------------------------------------------
Imaging                                      $116        $107     $230      $203
Anesthesiology & Critical Care                 76          72      146       134
Nuclear Medicine                               48          46       94        89
                                             -------     -------  ------- -------
                                             $240        $225     $470      $426
                                             =======     =======  ======= =======

Mallinckrodt Medical's operating earnings increased from last year by 8 percent for the quarter to $51.4 million and 9 percent for the six months to $102.3, million principally as a result of improved performance in the imaging businesses. Net sales improved 7 percent and 10 percent for the same periods. Imaging sales for the quarter and first half increased 8 percent and 13 percent, respectively, reflecting higher worldwide sales volume of the x-ray contrast medium Optiray*, which more than offset the effects of price competition. Anesthesiology and critical care sales were up 6 percent and 9 percent for the quarter and six months, respectively, boosted by the September 1993 acquisition of DAR S.p.A., higher tracheostomy tube sales volume in Europe and Japan and increased sales volume of hemoglobin and glucose testing products in the U.S. and Europe.
Nuclear medicine sales increased from the prior year by 3 percent for the quarter and 6 percent for the first half, reflecting improved
U.S. sales volume, partially offset by the effects of price competition.


MALLINCKRODT VETERINARY

Net Sales                                      Quarter Ended      Six Months Ended
                                                December 31,         December 31,
(In  millions)                                1994        1993     1994     1993
- ----------------------------------------------------------------------------------
Pharmaceuticals                               $ 63      $ 55      $127     $117
Biologicals                                     25        21        46       42
Feed Ingredients                                45        43        84       82
Veterinary Specialties & Other                  21        20        44       40
                                              -------   ------    ------   ------
                                              $154      $139      $301     $281
                                              ======    ======    ======   ======

Mallinckrodt Veterinary's second quarter operating earnings improved by 10 percent and net sales were higher by 11 percent, compared to the same period last year. Operating earnings for the six months were 6 percent below the prior year due to weak food animal markets and higher manufacturing costs, while net sales were 7 percent higher. Pharmaceuticals and biologicals sales benefited from second quarter sales and marketing programs and favorable foreign currency effects. Pharmaceutical sales increased 14 percent and 9 percent for the second quarter and six months, respectively, compared to the same periods a year ago. Biologicals sales improved 22 percent and 9 percent for the same periods. Feed ingredients sales were up 3 percent and 2 percent for the quarter and six months, respectively, primarily from increased export sales volume. Veterinary specialties sales improved 5 percent for the quarter and 11 percent for the six months from expanded distribution rights in Latin America.

Corporate Matters
- -----------------

Mallinckrodt corporate expense increased $1.3 million for the second quarter and was flat for the six months compared to last year. The second quarter increase resulted primarily from timing of prior year costs for the Company's captive insurance subsidiary. The Company's effective tax rate for the first six months was 38.0 percent, compared to last year's 39.0 percent excluding the favorable adjustment previously discussed. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and the utilization of certain tax losses.


FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1994, cash and cash equivalents decreased $5.8 million. Operations provided $72.3 million of cash, while acquisition and capital spending totaled $80.0 million. The Company's current ratio at December 31, 1994, was 1.4. Debt as a percentage of invested capital was 39.6 percent.


As of December 31, 1994, the Company had the authority to repurchase approximately 13 million shares of its common stock under an outstanding Board of Directors resolution.

The Company has a $450 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit available until November 1999. At December 31, 1994, commercial paper borrowings amounted to $213.3 million. There were no outstanding borrowings under the the U.S. lines of credit at December 31, 1994. At December 31, 1994, non-U.S. lines of credit totaling $245.8 million were also available and borrowings under these lines amounted to $41.7 million. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1995, is approximately $200 million.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the previously reported class actions pending in the United States District Court in New York, on February 1, 1995, the United States
Court of Appeals for the Second Circuit affirmed the judgment of the district court granting the Company's motion to dismiss and denying plaintiffs' motion to file an amended pleading. The Company believes the appellate court's ruling terminates its involvement in the class actions; accordingly, the Company does not anticipate making any further reports on this matter.

Except as described above, there have not been any material developments in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended
June 30, 1994, as supplemented by the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See Mallinckrodt's Form 10-Q for the three months ended September 30, 1994, for information about the Annual Meeting of Shareholders on October 19, 1994.

ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     [Asterisk (*) indicates Management Contract or compensatory plan required to be filed pursuant to Item 601.]

     10.1  Employment Agreement wih Michael A. Rocca dated April 4,
           1994.(*)

     10.2  Agreement with Michael A. Rocca dated April 5, 1994.(*)

     10.3  Gross-Up Agreement with Michael A. Rocca dated May 9,
           1994.(*)

     10.4  Agreement with Paul D. Cottone dated October 1, 1994.(*)

     10.5  Employment Agreement with Paul D. Cottone dated October 1,
           1994.(*)

     10.6  Gross-Up Agreement with Paul D. Cottone dated October 1,
           1994.(*)

     10.7 Consulting Agreement with Herve M. Pinet for the period December 1, 1994 to November 30, 1995.(*)

     10.8  Credit Agreement dated November 30, 1994 between
           Mallinckrodt and Morgan Guaranty Trust Company of New
           York, as Administrative Agent and Co-Agent and The Chase Manhattan Bank, N.A., as Co-Agent ($550 million facility).

     10.9 Amendment dated January 7, 1994 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through December 31, 1994.(*)

     10.10 Amendment dated February 1, 1995 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through December 31, 1995.(*)

     11.1 Primary earnings per share computation for the six months ended December 31, 1994 and 1993.

     11.2 Fully diluted earnings per share computation for the six months ended December 31, 1994 and 1993.

     11.3 Primary earnings per share computation for the quarters ended December 31, 1994 and 1993.

     11.4 Fully diluted earnings per share computation for the quarters ended December 31, 1994 and 1993.

     27    Financial Data Schedule.

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

       - Report dated January 4, 1995, under Item 5 regarding the purchase by Mallinckrodt Chemical of J. T. Baker.



                        * * * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Mallinckrodt Group Inc.
    -----------------------------
             Registrant


By:       MICHAEL A. ROCCA           By:      WILLIAM B. STONE
    -----------------------------      ---------------------------
          Michael A. Rocca                    William B. Stone
      Senior Vice President and              Vice President and
       Chief Financial Officer                   Controller



Date:   February 13, 1995