Form 10-Q
period 1995-03-31
MALLINCKRODT GROUP INC
filed 1995-05-11
CIK 51396

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ______________________________

                                    FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
             ___
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995
                                       OR

             ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 1-483
                         ______________________________

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

                         ______________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

              Applicable Only To Issuers Involved In Bankruptcy
                Proceedings During The Preceding Five Years:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .

    Applicable Only To Corporate Issuers: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 76,633,149 shares excluding
10,483,140 treasury shares as of April 28, 1995.

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)


                                             Quarter Ended   Nine Months Ended
                                               March 31,
March 31
                                            1995       1994
1995       1994
- --------------------------------------------------------------------------------
Net sales                              $ 569.1    $ 486.7   $1,573.1   $1,397.9

Operating costs and expenses:
  Cost of goods sold                     313.2      257.2      867.5      750.7
  Selling, administrative and
    general expenses                     144.2      132.6      414.3      380.2
  Research and development expenses       23.5       24.0       71.3       68.3
  Other operating (income) expense, net     .7        .4        (3.3)       (.6)
                                       --------   --------  ---------  ---------
Total operating costs and expenses       481.6      414.2    1,349.8    1,198.6
                                       --------   --------  ---------  ---------
Operating earnings                        87.5       72.5      223.3      199.3
Equity in pre-tax earnings of joint
  venture                                  6.3        4.8       16.5       11.8
Interest and other nonoperating income
  (expense), net                           (.2)        .7       (1.0)        .6
Interest expense                         (17.6)     (10.3)     (41.4)     (28.3)
                                       --------   --------  ---------  ---------
Earnings from continuing
  operations before income taxes          76.0       67.7      197.4      183.4
Income tax provision                      27.9       24.8       74.0       68.5
                                       --------   --------  ---------  ---------

Earnings from continuing operations       48.1       42.9      123.4      114.9
Loss from discontinued operations         (1.1)       (.6)      (2.7)      (2.1)
                                       --------   --------  ---------  ---------
Net earnings                              47.0       42.3      120.7      112.8
Preferred stock dividends                  (.1)       (.1)       (.3)       (.3)
                                       --------   --------  ---------  ---------
Available for common shareholders      $  46.9    $  42.2    $ 120.4   $  112.5
                                       ========   ========  =========  =========


Earnings per common share
  Continuing operations                  $.62       $.55       $1.59      $1.48
  Discontinued operations                (.01)      (.01)       (.03)      (.03)
                                        -------   --------    -------    -------
  Net earnings                           $.61       $.54       $1.56      $1.45
                                        =======   ========    =======    =======

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)
                                                      March 31,        June 30,
                                                        1995             1994
- ----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                          $   87.4         $   87.9
  Trade receivables, less allowances of $13.4
    at March 31 and $11.1 at June 30                    410.0            343.6
  Inventories                                           448.3            376.9
  Deferred income taxes                                  75.7             77.6
  Other current assets                                   56.4             46.0
                                                     ---------        ---------
Total current assets                                  1,077.8            932.0
Investments and long-term receivables,
  less allowances of $13.6 at March 31
  and $13.1 at June 30                                  158.7            147.0
Property, plant and equipment                         1,555.6          1,396.0
Accumulated depreciation                               (570.7)          (532.8)
                                                     ---------        ---------
  Net property, plant and equipment                     984.9            863.2
Intangible assets                                       523.7            489.3
Deferred income taxes                                     2.5              2.0
                                                     ---------        ---------
Total assets                                         $2,747.6         $2,433.5
                                                     =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                    $  225.3         $  147.8
  Accounts payable                                      160.4            139.4
  Accrued liabilities                                   349.4            356.0
  Income taxes payable                                   31.5             25.4
  Deferred income taxes                                   2.1              2.1
                                                     ---------        ---------
Total current liabilities                               768.7            670.7
Long-term debt, less current maturities                 591.5            522.0
Deferred income taxes                                    54.5             36.6
Accrued postretirement benefits                         140.1            124.7
Other noncurrent liabilities and deferred credits        80.3             63.6
                                                     ---------        ---------
Total liabilities                                     1,635.1          1,417.6
Shareholders' equity:
  4 Percent cumulative preferred stock                   11.0             11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares as of March 31 and June 30                     87.1             87.1
  Capital in excess of par value                        269.0            268.2
  Reinvested earnings                                   935.8            846.4
  Marketable securities valuation allowance              (2.2)            (1.4)
  Foreign currency translation                          (10.0)           (32.8)
  Treasury stock                                       (178.2)          (162.6)
                                                     ---------        ---------
Total shareholders' equity                            1,112.5          1,015.9
                                                     ---------        ---------
Total liabilities and shareholders' equity           $2,747.6         $2,433.5
                                                     =========        =========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)    Nine months ended March 31,         1995      1994
- --------------------------------------------------------------------------------
CASH FLOW - OPERATING ACTIVITIES
Net earnings                                       $ 120.7   $112.8
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                     89.4     73.0
    Postretirement benefits                            8.7      5.3
    Undistributed equity in earnings of
      joint venture                                  (11.9)    (9.0)
    Deferred income taxes                             19.5      7.3
    Gains on disposals of assets                       (.8)
    Other, net                                       (20.1)    (9.0)
                                                   --------  -------
                                                     205.5    180.4
    Changes in noncash operating working capital:
     Accounts receivable                             (41.3)   (12.3)
     Inventories                                     (33.1)   (18.2)
     Accounts payable, accrued
       liabilities and income taxes, net             (18.6)   (37.5)
     Other, net                                       (4.3)     3.3
                                                   --------  -------

Net cash provided by operating activities            108.2    115.7


CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                                (112.4)  (122.0)
Acquisition spending                                 (99.2)   (94.6)
IFL dividend receivable                                        51.9
Proceeds from asset disposals                         17.6      5.3
Short-term investments                                         (1.7)
Other, net                                            (5.5)     4.7
                                                   --------  -------
Net cash used by investing activities               (199.5)  (156.4)


CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt                55.0     (7.4)
Proceeds from long-term debt                          93.0    198.2
Payments on long-term debt                           (15.3)  (100.7)
Issuance of Mallinckrodt common stock                  4.1      8.5
Acquisition of treasury stock                        (14.7)
Dividends paid                                       (31.3)   (28.0)
                                                   --------  -------
Net cash provided by financing activities             90.8     70.6
                                                   --------  -------
Increase (decrease) in cash and cash equivalents       (.5)    29.9
Cash and cash equivalents at beginning of period      87.9     51.3
                                                   --------  -------

Cash and cash equivalents at end of period         $  87.4    $81.2
                                                   ========  =======

(See Notes to Condensed Consolidated Financial Statements on page 5.)

                                        3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY
(In millions except per share amounts)
                                                     1995      1994
                                                  ---------  ---------
4 Percent cumulative preferred stock
  Balance at June 30 and March 31                 $   11.0    $  11.0


Common stock
  Balance at June 30 and March 31                     87.1       87.1


Capital in excess of par value
  Balance at June 30                                 268.2      262.4
  Stock options exercised                               .8        2.2
  Restricted stock awards                                         1.7
                                                  ---------  ---------
  Balance at March 31                                269.0      266.3

Reinvested earnings
  Balance at June 30                                 846.4      780.3
  Net earnings                                       120.7      112.8
  Dividends
   4 Percent cumulative preferred stock
   ($3.00 per share)                                   (.3)       (.3)
   Common stock ($.405 per share in 1995
     and $.36 per share in 1994)                     (31.0)     (27.7)

                                                  ---------  ---------
  Balance at March 31                                935.8      865.1


Marketable securities valuation allowance
  Balance at June 30                                  (1.4)      (2.2)
  Valuation adjustment                                 (.8)       2.2
                                                  ---------  ---------
  Balance at March 31                                 (2.2)

Foreign currency translation
  Balance at June 30                                 (32.8)     (56.4)
  Translation adjustment                              22.8       (2.7)
                                                  ---------  ---------
  Balance at March 31                                (10.0)     (59.1)


Treasury stock
  Balance at June 30                                (162.6)    (171.7)
  Purchase of common stock                           (14.7)
  Stock options exercised                              3.3        6.3
  Restricted stock awards                             (4.2)       2.0
                                                  ---------  ---------
  Balance at March 31                               (178.2)    (163.4)
                                                  ---------  ---------
Total shareholders' equity                        $1,112.5   $1,007.0
                                                  =========  =========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The income tax provision for the first nine months of 1994 included a favorable adjustment of $3.0 million, or $.04 a share resulting from tax law changes. The Company's effective tax rate for the first nine months was 37.5 percent, compared to last year's 39.0 percent excluding the favorable adjustment discussed above. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and utilization of certain tax losses.

2. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding (77,389,344 and 77,614,829 for the nine months ended March 31, 1995 and 1994, and 77,276,374 and 77,890,468 for the quarters ended March 31, 1995 and 1994, respectively).

3.   The components of inventory include the following as of March 31,
     1995:
     (In millions)
     Raw materials and supplies                   $113.4
     Work in process                               101.2
     Finished goods                                233.7
                                                  ------
                                                  $448.3
                                                  ======

4.   As of March 31, 1995, the Company has authorized and issued
     100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:
                                          March 31,       June 30,
                                            1995            1994
                                         ------------   ------------
     Common stock                         10,520,291     10,110,056
     4 Percent cumulative preferred stock      1,670          1,670


5.   At March 31, 1995, common shares reserved were:

     Exercise of common stock purchase rights            87,730,876
     Exercise of stock options and granting
       of stock awards                                   11,134,878
                                                       ------------
     Total                                               98,865,754
                                                       ============

6.   Supplemental cash flow information for the nine months ended
     March 31 included:
     (In millions)
                                                             1995     1994
                                                           ------    ------
     Interest paid                                          $34.7    $23.9
     Income taxes paid                                      $40.8    $29.0
     Noncash investing and financing activities:
       Assumption of liabilities related to acquisitions    $ 1.8    $12.6
       Issuance of common stock for restricted stock awards          $ 3.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General
- -------
Earnings from continuing operations for the third quarter ended March 31, 1995 were $48 million, or 62 cents per share. Excluding a two-cent per share tax benefit in the third quarter of fiscal 1994, this is a 17 percent increase over the comparable 53 cents per share for the prior year. Net sales for the quarter were up 17 percent to $569 million, compared to $487 million last year. Net earnings for the third quarter were $47 million, or 61 cents per share, compared with $42 million, or 54 cents per share, during the same period a year ago.

For the nine months, earnings from continuing operations were $123 million, or $1.59 per share. Excluding tax benefits totaling 4 cents per share from last year's first and third quarters, this is a 10 percent increase over the comparable $1.44 per share for the first nine months of fiscal 1994. Net sales for the nine months were up 13 percent to $1.6 billion, compared to $1.4 billion last year. Net earnings for the nine months were $121 million, or $1.56 per share, compared with $113 million, or $1.45 per share, last year.


A comparison of sales and operating earnings follows:
(In millions)

                                 Quarter Ended          Nine Months Ended
                                   March 31,                March 31,
                                1995       1994        1995         1994
- ---------------------------------------------------------------------------
Sales
- -----
  Mallinckrodt Chemical         $159       $111        $  392       $  315
  Mallinckrodt Medical           256        223           726          649
  Mallinckrodt Veterinary        155        153           456          434
  Intersegment sales              (1)                      (1)
                                -----      -----       -------      ------
                                $569       $487        $1,573       $1,398
                                =====      =====       =======      ======


Operating earnings
- ------------------
  Mallinckrodt Chemical         $ 20       $ 18        $   42       $   37
  Mallinckrodt Medical            58         47           160          141
  Mallinckrodt Veterinary         16         15            41           42
  Corporate                       (7)        (8)          (20)         (21)
                                -----      -----       -------      -------
                                $ 87       $ 72        $  223       $  199
                                =====      =====       =======      =======


Business Segments
- -----------------

Registered trademarks are indicated by an asterisk.

MALLINCKRODT CHEMICAL
Net Sales
(In millions)
                                 Quarter Ended          Nine Months Ended
                                   March 31,                March 31,
                                1995       1994        1995         1994
- ---------------------------------------------------------------------------
Pharmaceutical Specialties      $ 73       $ 59        $186         $170
Catalyst, Performance &
  Lab Chemicals                   86         52         206          145
                                ----       ----        ----         ----
                                $159       $111        $392         $315
                                ====       ====        ====         ====

Mallinckrodt Chemical achieved earnings of $26.6 million for the third quarter and $58.6 million for the nine months ended March 31, 1995, representing increases of 19 percent and 20 percent, respectively,
over the prior year.   These results include the equity-investment
share of earnings from Tastemaker, the flavors joint venture, of $6.3 million and $16.5 million for the quarter and nine months, respectively. Net sales increased 43 percent and 24 percent compared to the corresponding prior year quarter and nine months, respectively. Pharmaceutical specialties sales increased 22 percent for the quarter and 9 percent for the first nine months. Continued strength in worldwide sales volume for medicinal narcotics was the main contributor to the increases. Catalysts, performance and lab chemicals sales improved 67 percent and 42 percent for the quarter and nine months, respectively. Results benefited from the acquisitions of J.T. Baker Inc. in 1995 and Catalyst Resources, Inc. in 1994, and the reclassification of a small specialty chemical business to continuing operations.


MALLINCKRODT MEDICAL
Net Sales
(In millions)
                                 Quarter Ended         Nine Months Ended
                                   March 31,               March 31,
                                1995       1994       1995         1994
- --------------------------------------------------------------------------
Imaging                         $119        $105      $349       $308
Anesthesiology & Critical Care    82          72       228        206
Nuclear Medicine                  55          46       149        135
                                ----        ----      ----       ----
                                $256        $223      $726       $649
                                ====        ====      ====       ====

Mallinckrodt Medical's operating earnings increased 22 percent for the quarter, compared to last year, to $57.6 million and 13 percent for the nine months to $159.9 million. Net sales improved 15 percent and 12 percent for the same periods. Imaging sales for both the quarter and nine months increased 13 percent, benefiting principally from higher worldwide sales volume of the x-ray contrast medium Optiray*. Anesthesiology and critical care sales were up 15 percent and 11 percent for the quarter and nine months, respectively, boosted by the 1994 acquisition of DAR S.p.A., higher tracheostomy tube sales volume in Europe and Japan and increased sales volume of hemoglobin and glucose testing products in the U.S. and Europe. Nuclear medicine sales increased 17 percent for the quarter and 10 percent for the nine months compared to last year. Higher U.S. sales reflected increased TechneScan MAG3* volume and the introduction of OctreoScan*, while Europe experienced broad based volume improvement.


MALLINCKRODT VETERINARY
Net Sales
(In millions)
                                  Quarter Ended         Nine Months Ended
                                    March 31,               March 31,
                                1995         1994      1995         1994
- ---------------------------------------------------------------------------
Pharmaceuticals                  $ 65         $ 62      $192        $179
Biologicals                        28           27        74          69
Feed Ingredients                   40           41       124         123
Veterinary Specialties & Other     22           23        66          63
                                 ----         ----      ----        ----
                                 $155         $153      $456        $434
                                 ====         ====      ====        ====


Mallinckrodt Veterinary's third quarter operating earnings improved by 8 percent and net sales were up slightly compared to the same period last year. Operating earnings for the nine months were flat, while net sales were 5 percent higher. Currency favorably impacted comparative results for both periods. Pharmaceutical sales increased
6 percent and 8 percent for the quarter and nine months, respectively, compared to the same periods a year ago, from higher parasiticide and antimicrobial sales volume. Biologicals sales improved 3 percent and 7 percent for the same periods, principally in Europe. Feed ingredients sales decreased 3 percent for the quarter and were flat for the nine months. Veterinary specialties sales decreased 4 percent for the quarter, but were 5 percent higher for the nine months. Results for the quarter were adversely influenced by the exit of a non-strategic business.

Corporate Matters
- -----------------
Corporate expense decreased $.8 million and $.9 million for the third quarter and nine months, respectively, compared to last year. These favorable variances reflected last year's corporate headquarters' reorganization. The Company's effective tax rate for the first nine months was 37.5 percent, compared to last year's 39.0 percent excluding the favorable adjustments previously discussed. This decrease reflects an earnings mix toward certain foreign countries with lower statutory tax rates and the utilization of certain tax losses.


FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1994, cash and cash equivalents decreased $.5 million. Operations provided $108.2 million of cash, while acquisition and capital spending totaled $211.6 million. The Company's current ratio at March 31, 1995, was 1.4. Debt as a percentage of invested capital was 42.3 percent.

As of March 31, 1995, the Company had the authority to repurchase approximately 13 million shares of its common stock under an outstanding Board of Directors resolution.

The Company has a $450 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit available until November 1999. At March 31, 1995, commercial paper borrowings amounted to $257.7 million. There were no outstanding borrowings under the the U.S. lines of credit at March 31, 1995. At March 31, 1995 non-U.S. lines of credit totaling $277.2 million were also available and borrowings under these lines amounted to $49.8 million. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1995, is approximately $200 million.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the previously reported matter involving a former drum recycling facility in Auburn Hills, Michigan, the State of Michigan has made its Remedial Investigation and Feasibility Study for the site available for public comment. The remedy for the site will not become final until the comment period ends. It remains impossible to estimate the cleanup costs for this site.

The previously reported matter involving claims asserted by the Whitehall Township Authority ("WTA") against Trimet Technical Products, Inc., a subsidiary of the Company, has been settled. Trimet has agreed to make total settlement payments to WTA of approximately $676,500. Trimet also remains responsible for a groundwater remediation project at the site. The Company does not believe that future remediation costs will have a material adverse effect on its financial condition or the results of the Company's operations. The Company does not anticipate making any further reports on this matter.

Except as described above, there have not been any material developments in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30,1994, as supplemented by the Company's Quarterly Reports on Form 10-Q for the periods ended September 30, 1994 and December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

      4.1 Indenture dated as of March 15, 1985 as amended and restated as of February 15, 1995 between Mallinckrodt and First Trust of
     New York, National Association.  Incorporated herein by reference to
     Exhibit 4.1 to Form S-3 Registration Statement No. 33-57821.

     10.1 Credit Agreement dated March 16, 1995 between Coopers Animal Health Inc. with Mallinckrodt as Guarantor and Morgan Guaranty Trust Company of New York, as Agent ($100 million facility).

     11.1 Primary earnings per share computation for the nine months ended March 31, 1995 and 1994.

     11.2 Fully diluted earnings per share computation for the nine months ended March 31, 1995 and 1994.

     11.3 Primary earnings per share computation for the quarters ended March 31, 1995 and 1994.

     11.4 Fully diluted earnings per share computation for the quarters ended March 31, 1995 and 1994.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

        - Report dated January 4, 1995, under Item 5 regarding the purchase by Mallinckrodt Chemical of J.T. Baker Inc.

        - Report dated March 1, 1995, under Item 5 regarding the completion of the purchase by Mallinckrodt Chemical of J.T. Baker Inc.


                        * * * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Mallinckrodt Group Inc.
    ------------------------------
               Registrant






By:     MICHAEL A. ROCCA          By:         WILLIAM B. STONE
    -------------------------         -----------------------------
       Michael A. Rocca                       William B. Stone
    Senior Vice President and          Vice President and Controller
     Chief Financial Officer




Date:   May 11, 1995