Form 10-K
period 1995-06-30
MALLINCKRODT GROUP INC
filed 1995-09-22
CIK 51396

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                         _______________________

                              FORM 10-K
    ____  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended June 30, 1995
   ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from         to
                      Commission file number 1-483
                         _______________________

                         MALLINCKRODT GROUP INC.
        (Exact name of Registrant as specified in its charter)
           New York                             36-1263901
 (State or other jurisdiction of            (I.R.S. Employer)
 incorporation or organization)            Identification No.)

7733 Forsyth Boulevard
St. Louis, Missouri
(Address of principal                           63105-1820
  executive offices)                            (Zip Code)
 Registrant's telephone number, including area code: 314-854-5200

    Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
         Title of each class               on which registered
         -------------------             -----------------------
4% Cumulative Preferred Stock,
  par value $100 per share               New York Stock Exchange
Common Stock, par value $1 per share     New York Stock Exchange
                                         Chicago Stock Exchange
                                         Pacific Stock Exchange
9 7/8% Sinking Fund Debentures
  due March 15, 2011                     New York Stock Exchange
6% Notes due October 15, 2003            New York Stock Exchange
7% Debentures due December 15, 2013 New York Stock Exchange Securities registered pursuant to Section 12(g) of the Act: None
                         _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
                          ______________________

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,884,846,713 as of August 31, 1995. Market value is based on the August 31, 1995, closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 76,532,542 shares as of August 31, 1995.

Documents Incorporated By Reference: Information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from pages 1 through 4, pages 6 through 19, pages 8 and 9, and pages 7, 9 and 10, respectively, of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 1995.

1995 FORM 10-K CONTENTS

Item                                                   Page
----                                                   ----
Part I:
1.   Business............................................1
     Introduction........................................1
     General Factors Related To Business Segments........2
     International Operations............................2
     Mallinckrodt Chemical...............................3
     Mallinckrodt Medical................................5
     Mallinckrodt Veterinary.............................9
     Other Activities...................................11
2.   Properties.........................................13
3.   Legal Proceedings..................................13
4.   Submission of Matters to a Vote of Security
        Holders.........................................15
     Executive Officers of the Registrant...............15

Part II:
5.   Market for the Registrant's Common Stock and
       Related Stockholder Matters......................16
6.   Selected Financial Data............................17
7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations...............18
8.   Financial Statements and Supplementary Data........24
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..............46

Part III:
10.  Directors and Executive Officers of the
       Registrant.......................................46
11.  Executive Compensation.............................46
12.  Security Ownership of Certain Beneficial Owners
       and Management...................................46
13.  Certain Relationships and Related Transactions.....46

Part IV:
14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K..............................46

Signatures..............................................53

PART I.
ITEM 1.  BUSINESS
INTRODUCTION
Company Profile
---------------

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

Transition of the Company
-------------------------

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

   - In February 1988, IMC Global, Inc. then called IMC Fertilizer Group, Inc. (IFL), then a wholly owned subsidiary, completed an initial public offering (IPO) of shares of common stock. Until March of 1991, the Company owned 10 million shares of IFL common stock, less than a majority voting interest in IFL, and accounted for its investment in IFL by the equity method. In September 1988, the Company's holdings of IFL's Preferred Stock, Series A, were redeemed by IFL for $200 million.

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

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on pages 18-23, and Note 1 of the Notes.

General Points
--------------

In this report:

Mallinckrodt Group Inc. and its subsidiaries, collectively, are called the "Company," the "Corporation," or "Mallinckrodt," unless otherwise indicated by the context. The Company has three business segments:
Mallinckrodt Chemical, Mallinckrodt Medical and Mallinckrodt
Veterinary.

The term "operating earnings" of a business segment represents that business segment's revenues, including sales to other Mallinckrodt business segments, less all operating expenses. Operating expenses of a business segment do not include interest expense, corporate income or expense and taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.

Registered trademarks are indicated by an asterisk (*).

General Factors Related to Business Segments
--------------------------------------------

Numerous health care reform proposals have been introduced in the U.S. Congress, and various states have also introduced or enacted such reform measures. Mallinckrodt is unable to predict what effect any such legislation might have on its businesses.

None of Mallinckrodt's business segments are dependent upon any single customer or supplier or group of related or affiliated customers or suppliers whose loss would have a material effect on its sales and operating results. Raw materials for the Feed Ingredients business discussed on page 11 are virtually all served by a single vendor.

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

Competition with manufacturers and suppliers in Mallinckrodt's business segments involves price, service, quality and technological innovation. Competition is strong in all markets served.

Financial information about industry segments is included in Note 18 of the Notes. Financial information about foreign and domestic operations is included in Note 17 of the Notes.

International Operations

Foreign operations and investments are subject to risks customarily encountered in such operations and investments. Risks include fluctuations in currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments, as well as laws and policies of the United States affecting foreign trade and investment.

Mallinckrodt sales outside the U.S. represented about 37 percent of consolidated net sales in 1995, 1994 and 1993. Products are manufactured and marketed through a variety of subsidiaries, affiliates and joint ventures around the world. See discussions of individual business segments included below; under Item 7, Management's Discussion and Analysis of Financial Condition and
Results of Operations; and in Note 17 of the Notes for additional information.

Mallinckrodt Chemical
---------------------

Mallinckrodt Chemical sales were:

                                                Years ended June 30,
                                                --------------------
                                                1995    1994    1993
                                                ----    ----    ----
                                                    (in millions)
Net sales
  Catalysts, Performance & Lab Chemicals........$318    $212    $183
  Pharmaceutical Specialties.................... 259     225     212
                                                ----    ----    ----
                                                $577    $437    $395
                                                ====    ====    ====
Mallinckrodt Chemical, Inc. and its subsidiaries, collectively are called "Chemical," unless otherwise indicated by the context.

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

Chemical's products include catalysts, high-purity performance chemicals, laboratory chemicals, drug chemicals and peptides. Through its 50 percent interest in the Tastemaker joint venture, the company also participates in the flavors business.

The restructuring program begun in 1993 is producing anticipated results and was substantially completed in 1995, with the exit of the photochemicals business, including the divestiture of the Dieburg, Germany photochemical manufacturing facility.

Catalysts, Performance & Lab Chemicals
--------------------------------------

Catalysts are sold to the petrochemical and food industries. They include such products as platinum and palladium on carbon or alumina substrates; copper chromite; tableted, flaked and droplet shapes of nickel catalysts; and a variety of custom catalysts. Such catalysts are used to manufacture plasticizers, detergents, rubber products, insecticides, synthetic motor oil and edible fats and oils. Catalysts are marketed directly by Chemical under the registered trademark Calsicat*.

In 1995, TRIMET Technical Products, Inc., a small specialty chemical business, was reclassified to continuing operations and merged with Chemical. TRIMET, based in Allentown, Pennsylvania, manufactures specialty additives to enhance the performance of water-based paints and coatings. Its products are sold internationally through Chemical's sales force and selected agents.

In 1994, Chemical acquired Catalyst Resources, Inc., a manufacturer of polymerization catalysts based in Pasadena, Texas. Catalyst Resources produces custom and proprietary catalysts for manufacturers of polypropylene and polyethylene. Catalyst Resources products are marketed by a direct sales force, with a large percentage of sales to international customers.

High-purity performance chemicals sold to industrial and pharmaceutical consumers include such products as calcium stearates and other metal soaps for use as internal lubricants to facilitate the manufacture of molded and extruded plastics; high performance monomers and several plastic additives and customized additive blends for use as processing aids in the production of polymers; potassium chloride for use as a "salt substitute" in low-sodium diets; and other salts, chemicals and reagents used in the production of pharmaceutical and food products. Chemical sells these products through distributors and its own sales force.

Laboratory chemical products include high-purity reagent chemicals used in research and development and analytical laboratories. These high-purity products consist of hundreds of reagent chemicals sold through distributors and a direct sales force to medical, industrial, educational and governmental laboratories.

In 1995, Chemical acquired J.T. Baker Inc., a worldwide manufacturer and supplier of laboratory, process and microelectronic chemicals.
The acquisition brought an excellent brand name and a strong organization, including international operations, to Chemical's existing performance and laboratory chemicals business. To maximize the synergies of the two businesses, Chemical has combined its performance and laboratory chemicals business with J.T. Baker's and renamed the subsidiary Mallinckrodt Baker, Inc. Former facilities and sales offices from both organizations are now being operated under the Mallinckrodt Baker name.

Catalysts, performance and laboratory chemicals are manufactured in Allentown, Pennsylvania; Deventer, Netherlands; Erie, Pennsylvania; Hayward, California; Mexico City, Mexico; Paris, Kentucky; Pasadena, Texas; Phillipsburg, New Jersey; and St. Louis, Missouri.

Pharmaceutical Specialties
--------------------------

Pharmaceutical specialties products include analgesics such as acetaminophen (APAP) used to control pain and fever; codeine salts and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other pharmaceutical specialties products include narcotic/APAP combination products; Toleron* brand of ferrous fumarate which stimulates the formation of red blood cells; and Methadose* which is used for opiate addiction therapy and analgesia.

Most pharmaceutical specialties products are sold to the pharmaceutical industry for use in the manufacture of dosage-form drugs. Narcotic prescription chemicals are also sold directly to drug wholesalers, while opiate addiction products are primarily sold to government clinics. In 1995, Chemical installed pharmaceutical tableting lines, and plans to broaden its business to include more dosage-form products in the near future. These products will be sold to drug wholesalers, foreign governments and pharmaceutical companies. All pharmaceutical specialties are marketed by a direct sales force.

The Company performed facility construction and modification of its St. Louis, Missouri peptide facility in both 1994 and 1993. APAP manufacturing and waste-treatment capacity at the Raleigh, North Carolina facility has been expanded significantly in the past few years, while costs have been reduced. The Derbyshire, England para-aminophenol (PAP, a precursor of APAP) manufacturing plant has also significantly increased its capacity.

In 1993, Chemical acquired Contech Laboratories, a facility located in Greenville, Illinois, which had performed certain processing steps relating to the manufacture of Compap* and other products. Chemical has expanded this facility to manufacture and process additional products and forms. Chemical is also working on a multi-year project to expand and upgrade the narcotics facility in St. Louis, Missouri, to meet growing worldwide demand.

Pharmaceutical specialties are manufactured in Derbyshire, England; Greenville, Illinois; Raleigh, North Carolina; St. Louis, Missouri; and Torrance, California.

Joint Venture
-------------

Tastemaker, headquartered in Cincinnati, Ohio, is a 50/50 joint venture partnership with Hercules Incorporated. Tastemaker manufactures and markets flavors products for use in the food and beverage industry and pharmaceutical products. The Company has a major presence in the world's three largest flavors markets - Europe, North America and Asia/Pacific. Production and distribution of these products are subject to regulation by various national agencies. Tastemaker manufacturing facilities are located in Barneveld, Netherlands; Cincinnati, Ohio; Lakeland, Florida; Mexico City, Mexico; Milton Keynes, United Kingdom; and Sydney, Australia. New production facilities are under construction in Japan, and more are planned for
the Far East in the next few years.   Distribution is primarily
through direct sales forces and distributors.

Mallinckrodt Medical
--------------------

Mallinckrodt Medical sales were:
                                                Years ended June 30,
                                                --------------------
                                                1995    1994    1993
                                                    (in millions)
Net sales
  Imaging.......................................$  688  $622    $564
  Anesthesiology & Critical Care................   324   290     219
                                                ------  ----    ----

                                                $1,012  $912    $783
                                                ======  ====    ====

Mallinckrodt Medical, Inc. and its subsidiaries, collectively are called "Medical," unless otherwise indicated by the context.

Medical products are instrumental in the delivery of health care services and are sold to hospitals, clinical laboratories and other customers on a worldwide basis. They are related by a high degree of innovation and technology, by regulation from agencies such as the U.S. Food and Drug Administration (FDA) and by markets served.
They are significantly affected by conditions within the health care industry, including continuing legislative initiatives and public and private health care insurance and reimbursement programs. An aging population and demand for technologically superior products to improve the quality of life while lowering the cost of care are two major factors fueling growth within the industry.

Medical provides advanced, innovative products for radiology, cardiology, nuclear medicine, anesthesiology and critical care.
Principal products of this industry segment are contrast media for various imaging modalities, radiopharmaceuticals for medical diagnostic procedures, disposable medical devices, and instruments and systems for use in surgical procedures, critical care and alternate site facilities.

During 1994, Medical conducted studies to develop strategies to effectively respond to customer needs and compete in a market that is changing rapidly as the result of health care reform. As a result of these efforts, in the fourth quarter of 1994, Medical recorded a pre-tax charge of $74 million related to the reengineering process. The key components of the charge included the reorganization of the medical specialty oriented U.S. sales structure into a unified sales organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; relocation of the Argyle, New York tracheal tube manufacturing operations to existing plants in Athlone, Ireland and Irvine, California, and a new facility now being constructed in Juarez, Mexico; and severance costs related to an associated workforce reduction.

The process of restructuring the U.S. sales force addresses new alliances being created on a market-by-market basis and the changing dynamics of existing customers' decision-making processes. Medical has consolidated its five divisional sales units into one team that reports through a senior vice president to the chief executive officer, thereby increasing responsiveness by reducing levels of authority. The consolidation also creates 12 geographic regions to improve planning and strategy development on a local basis. Emphasis will continue to be contact with the clinical community within its customer base; however, the new sales structure will create a single point of contact with each purchasing entity, providing quicker, more efficient and effective customer service.

Pre-tax cash related expenditures for this restructuring should approximate $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. Approximately $26 million of the cash expenditures occurred through June 30, 1995, the majority of which related to severance associated with a workforce reduction of approximately 500 people and consulting costs. The majority of the remaining cash expenditures of $39 million will be paid in 1996 and relate to severance for terminated employees and consulting. Based on expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve value is expected at this time. The noncash pre-tax portion of the charge should approximate $9 million, primarily relating to asset value adjustments associated with manufacturing rationalization. Annual pre-tax savings from the restructuring will be approximately $40 million, with approximately $11 million achieved in 1995 and the full amount to be achieved in 1996.

The restructuring should allow Medical to remain flexible to address future change, reduce costs, remain competitive and sustain a strong market presence.

Imaging
-------

Radiology products include iodinated contrast media (ionic and nonionic) and catheters for use in studies of the brain, abdominal organs, renal system, peripheral vascular system and other areas of the body to aid in diagnosis and therapy. In 1995, these products were marketed principally by a geographically organized sales force pursuant to Medical's restructuring. Since its introduction in the U.S. five years ago, Optiray*, a low osmolar, nonionic medium, has been widely accepted in both radiology and cardiology indications. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the company opened a new production facility in Dublin, Ireland during 1994, for the manufacture of Optiray* in its bulk drug form. In addition, a capacity expansion at Medical's existing plant in St. Louis, Missouri was completed in 1994. In June 1990, Medical introduced Ultraject*, a patented innovation in contrast media agent administration. This prefilled syringe provides radiologists a more efficient, convenient and safer method of delivering contrast agents. Ultraject* continues to fuel the growth of Optiray* in the imaging market as it provides a significant market edge over traditional glass syringes because it reduces handling hazards and the potential for dosage error.

The cardiology business is directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the heart and the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales force within Medical's geographically organized sales force. During 1989, Medical acquired an equity position of less than two percent of the then currently outstanding common shares of Molecular Biosystems, Inc. of San Diego, California, and obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was unanimously recommended for approval by the Radiology Device Advisory Panel of the FDA in July 1992. Molecular Biosystems received an approvable letter for Albunex* from the FDA in April 1994. Final approval was received early in August 1994 with Medical's launch of the product occurring in the second quarter of 1995. On September 7, 1995, Medical entered into a new distribution and investment agreement for Albunex* and FS069, a major new ultrasound contrast agent in development. The new agreement provides for Mallinckrodt to make an additional equity investment in Molecular Biosystems, fund FS069 clinical development and make various milestone payments. Total equity position in Molecular Biosystems pursuant to this final agreement will be approximately ten percent.

During 1995, Medical entered into a research and license agreement with OPTIMEDx to develop optical imaging agents designed to aid in the detection and localization of cancer cells in patients. Pursuant to the agreement, Medical made an equity investment in exchange for licensing rights and will make payments to OPTIMEDx for achieving certain milestones in researching, developing, and obtaining regulatory approval.

During 1993, Medical reached an agreement with Peripheral Systems Group ("PSG"), a division of Eli Lilly and Company, to obtain exclusive, worldwide distribution rights for a broad line of interventional radiology and cardiology products manufactured by PSG. The company started North American distribution in 1993 and began full distribution in Europe, Japan and Latin America in the third quarter of 1994.

Medical's largest developmental effort in the area of cardiology and radiology is directed toward contrast agents for magnetic resonance imaging, primarily in neurology, oncology and cardiovascular applications.

The nuclear medicine business consists of radiopharmaceuticals used to provide images of numerous body organs' anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold to hospitals and clinics in the U.S. by both a direct geographically organized sales force and through a nationwide network of nuclear pharmacies. Internationally, nuclear medicine products are marketed through direct sales forces and distributors. Health physics consulting services are also provided to hospitals.

In 1995, Medical signed an agreement with Medi+Physics to distribute Mallinckrodt Medical's proprietary radiopharmaceutical products through Medi+Physics radiopharmacies in the U.S. and Canada.
Additionally, in 1995, Medical signed a license agreement with Immunomedics for Mallinckrodt Medical to market CEA-Scan in select European countries subject to receipt of regulatory approval in those countries. CEA-Scan is an in vivo diagnostic imaging product for colorectal cancer.

In June 1994, the FDA authorized U.S. marketing of OctreoScan*. This unique radiopharmaceutical assists physicians in diagnosing and determining the extent of spread in certain types of cancers, using a non-invasive procedure instead of surgical biopsy. OctreoScan* is manufactured at facilities in St. Louis, Missouri and Petten, Netherlands. Introduction of the product began in June 1994 through key hospitals specializing in cancer treatment. Marketing of the product was expanded in 1995 upon FDA approval of promotional material.

In 1992, Medical signed an agreement with the Netherlands Energy Research Foundation to construct a plant in Petten, Netherlands dedicated to the manufacture of molybdenum-99 (Mo99), a key raw material used in the production of the nuclear medicine imaging product technetium-99m. Full production is expected to begin by mid 1996.

In 1990, Medical introduced TechneScan* MAG3* for improved imaging of the kidneys and the renal system. Unlike a standard X-ray based imaging procedure, a nuclear medicine scan utilizing MAG3* can accurately assess renal tubular function in addition to providing anatomical information. In 1991, the company introduced the highly successful UltraTag* RBC blood pool imaging kit which is used for gated blood pool, "first pass" cardiac studies, and for the detection of hemangiomas and gastrointestinal bleeding sites. In 1995, to meet growing worldwide demand for cyclotron-produced products, Medical expanded cyclotron capacity at its radiopharmaceutical production facility in Maryland Heights, Missouri. Medical also brought a new cyclotron on-line at Petten, Netherlands in 1993. Medical is also expanding the Maryland Heights, Missouri manufacturing facility to introduce an improved generator product.

Current research efforts in this area are directed to development of compounds to alleviate cancer-related bone pain, detect several types of cancer, and evaluate heart disease.

Imaging manufacturing facilities are located in Angleton, Texas; Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, Netherlands; Pointe Claire, Canada; Raleigh, North Carolina; and St. Louis, Missouri. Medical owns these facilities. The company also operates 34 nuclear pharmacies located in population centers throughout the U.S.

Anesthesiology & Critical Care
------------------------------

Anesthesiology products include continuous core temperature monitoring systems; convective warm air temperature management systems; tracheal tubes, tracheostomy tubes, breathing systems and other disposables; and airway management products. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and postoperatively. The airway management product line consists of basic and specialty tracheal tubes used in hospitals for maintaining a secure airway during anesthesia and intensive care, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. Anesthesiology products are marketed directly through Medical's geographically organized sales force and through distributors in the U.S. and internationally.

In June 1995, Medical acquired Alton Dean, Inc. of Salt Lake City, Utah to complement its temperature management business. Alton Dean's products include in-line sterile fluid warmers, pressure infusers, and irrigation pumps used in operating rooms and intensive care units. These products are marketed through distributors in the U.S. and Europe.

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

In 1994, Juarez, Mexico became the new production base for the temperature monitoring systems products used in emergency and critical care settings. Medical capitalized on the rapid conversion to disposable tracheal tubes in Europe by expanding its anesthesiology products plant in Athlone, Ireland. Also, as discussed earlier, a portion of the Argyle, New York tracheal tube manufacturing operations will be relocated to a new facility under construction in Juarez, Mexico.

In 1993, Medical expanded its airway management product line by acquiring the tracheostomy products business of Sorin Biomedical in Irvine, California. This business's products include a broad range of tracheostomy tubes and related accessories used to maintain the airway after a tracheostomy surgical procedure.

In critical care, Medical provides instruments and systems to analyze blood gases and electrolytes, and systems for blood hemoglobin and glucose analysis. GEM*-STAT is designed for use in low-volume intensive care units, while GEM*-6 provides testing in the operating room, primarily for cardiovascular surgery. The GEM* Premier is a user friendly product which has a high capacity and is more cost-effective than competing whole-blood analyzers. The GEM* Premier is utilized in intensive care units as well as in hospital stat and central laboratories. These products are sold directly to hospitals in the U.S. by the geographically organized sales force and through direct sales forces and distributors in international markets.

During 1993, Medical acquired the HemoCue businesses; HemoCue A.B. of Angelholm, Sweden and HemoCue Inc. of Mission Viejo, California. HemoCue products include blood hemoglobin and glucose analysis systems for use in hospitals and alternate site facilities. These products are distributed directly by the company and through independent distributors in the U.S. and internationally.

Anesthesiology and critical care manufacturing facilities are located in Angelholm, Sweden; Ann Arbor, Michigan; Argyle, New York; Athlone, Ireland; Irvine, California; Juarez, Mexico; Mirandola, Italy; Salt Lake City, Utah; and Vitrolles, France. Medical owns the Argyle, Athlone and Mirandola facilities. The remainder are leased.

The company has distribution locations in Athlone, Ireland; Brussels, Belgium; Catano, Puerto Rico; Earth City, Missouri; Evry Cedex, France; Gemenos, France; Hennef, Germany; Madrid, Spain; Mexico City, Mexico; Milan, Italy; Mission Viejo, California; Northampton, United Kingdom; Nottinghill, Australia; Petten, Netherlands; Pointe Claire, Canada; Singapore; Tokyo, Japan; Vienna, Austria; and Zurich, Switzerland. Medical owns the facilities in Athlone, Mexico City, Petten and Pointe Claire. The remainder are leased.

Mallinckrodt Veterinary
-----------------------

Veterinary sales were:
                                                Years ended June 30,
                                                --------------------
                                                1995    1994    1993
                                                ----    ----    ----
                                                     (in millions)
Net sales
  Animal Health................................ $455    $430    $449
  Feed Ingredients.............................  169     162     169
                                                ----    ----    ----
                                                $624    $592    $618
                                                ====    ====    ====

Mallinckrodt Veterinary, Inc. and its subsidiaries, collectively are called "Veterinary," unless otherwise indicated by the context.

Veterinary initiated the restructure of its global operations during 1993 to improve operating earnings and growth potential by strengthening its global distribution and marketing capabilities and consolidating manufacturing facilities to improve worldwide product sourcing and increase plant utilization. Under a separate organizational related program, Veterinary recently completed its senior management team to provide strength and focus to further enhance growth and earnings potential.

To date under the 1993 restructuring program, approximately 1,000 positions have been eliminated; 10 manufacturing facilities have been closed; more than 200 low margin products have been dropped from the lines offered by the company; commercial and administrative functions have been streamlined, including consolidation of most of the research and development operations to one global facility located near the corporate headquarters; and non-core businesses and high risk development projects that have diminished in potential have been exited, including a project for the development of a porcine somatotropin (PST) product under the name Grolene*.

Pre-tax cash expenditures for restructuring are expected to approximate the original 1993 estimate of $162 million and the 1994 adjustment of $20 million and are primarily related to manufacturing rationalization, productivity improvement and organization development costs of $132 million and severance costs of $50 million. The $121 million noncash portion of the charge primarily related to the write-off of plant facilities. Approximately $68 million of the cash expenditures were incurred through June 30, 1995, the majority related to severance from a workforce reduction of approximately 1,000 people and consulting costs. The majority of the remaining cash expenditures relate to manufacturing rationalization to be paid in 1996 and the present value of long-term lease payments. Based on the expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve balance is expected at this time.

Veterinary ranks in the top seven companies in the animal health industry worldwide in terms of sales, following major consolidation within the industry during 1995, and continues to have direct presence in the top 25 animal health markets of the world, with more than half its net sales originating outside the U.S. Veterinary focuses on four strategic segments, or two-thirds, of the $13 billion market for animal health products: pharmaceuticals, biologicals, veterinary specialties and feed ingredients.

Veterinary operations support a product line approaching 1,000 products. The company's strategy calls for selective additions of new products and for geographic expansion into new markets. Veterinary continues to focus its efforts on product areas that offer the greatest opportunities. Consequently, Veterinary expects to continue to derive most of its sales and profit from the food animal sector, while selectively developing product lines in the companion animal market, and through specialty distribution. In the worldwide animal health industry, products for food animals comprise nearly 80 percent of the market. Approximately 85 percent of Veterinary's revenues are from products used for food animals.

Cross registration, or filing for approval of products already marketed in other countries, is a key component of Veterinary's geographic expansion efforts. Approximately 450 product approvals have resulted from cross-registration through 1995, with additional approvals expected over the next three to five years.

Operations are currently located in more than 30 countries, with distribution networks in approximately 100 nations. Veterinary's organizational structure (four geographic regions and the Feed Ingredients business, primarily but not exclusively in the U.S.) is aligned for increased market focus and customer responsiveness and enables sales directly to the consumer, veterinarian, distributor, dealer or agent, depending on the maximum market opportunity.

Animal Health
-------------

Asia Pacific

Veterinary intends to focus on improving its leading position in Australia, New Zealand and Southeast Asia. It will maintain regional leadership by maximizing cross registration opportunities and by introducing new products. Veterinary is increasing its presence in Japan and adding resources to take advantage of the growth potential in developing nations such as China.

Europe

Veterinary will build on its leading market positions across the region through cross registration of existing products and introduction of new products, by improving leverage and focusing on key regional brands. France, Germany, and Spain represent the greatest potential opportunity and this strategy will lead to above average market growth. Veterinary is positioned to maximize market opportunities as they evolve in Eastern Europe, Africa and the Middle East.

Important products in Europe are Rotavec* and Leptavoid*, biological vaccines for food animals; Pulse Release Bolus*, a de-wormer for cattle; and Spot-On*, an ectoparasiticide for cattle. Late in 1995, the launch of EXspot*, a flea and tick product for companion animals, was met with strong customer acceptance in Germany. Launch of Exspot* in other European markets is expected in 1996 and beyond.

Latin America

In this growing region, Veterinary maintains a leading position in cattle products and expects to increase market share from a combination of new products and cross registration. Veterinary will explore distribution opportunities to replace our loss during 1995 of rights to distribute products of Wellcome and Wyeth.

The foot and mouth disease vaccine continues to be a prominent product in the region.

General economic conditions within the region remained relatively stable during 1995, with the exception of the devaluation of the peso in Mexico, which had no significant impact on Veterinary's results. The Brazilian market accounts for more than half of the region's earnings. Although no significant changes to general economic policy or political conditions are anticipated within the region, the short term economic outlook remains uncertain.

North America

Veterinary has a significant position in North America. Ralgro*, Veterinary's long-established and consistent performer, is the leading growth promotant for cattle on grass in the U.S. Veterinary intends to leverage cattle knowledge and strong customer service capabilities to build a strong position for new cattle and swine products. Ralgro Magnum*, a more potent formulation of Ralgro* for improved gain and efficiency in feedlot cattle, was launched in late 1995.

Veterinary entered into a global technology and product exchange agreement with Boehringer Ingelheim Animal Health, Inc., St. Joseph, Missouri, in August, 1994. The agreement granted the company the right to market and distribute certain Boehringer Ingelheim cattle respiratory vaccines in the United States under the Strategy* brand name. The agreement also provides Veterinary with respiratory vaccine antigens and technology which are expected to enable it to develop second-generation vaccines with enhanced duration, effectiveness and safety.

In 1994, Veterinary committed to a biological production facility to be built in Raleigh, North Carolina. The $31 million, 63,000 square-foot plant is expected to begin commercial production in 1997 and will produce livestock and companion animal vaccines for distribution around the world.

Manufacturing Facilities

Animal health manufacturing facilities are located in Asuncion, Paraguay; Baton Rouge, Louisiana; Bray, Ireland; Burgwedel, Germany; Cali, Colombia; Compton, United Kingdom; Friesoythe, Germany; Kansas City, Kansas; Kuala Lumpur, Malaysia; Manila, Philippines; Millsboro, Delaware; Sao Paulo, Brazil; Terre Haute, Indiana; and Upper Hutt, New Zealand.

Feed Ingredients
----------------

Feed Ingredients contributes about 25 percent of Veterinary's total sales, primarily serving the U.S. market. Asia, Canada and Latin America are other Feed Ingredients markets. Veterinary has a strong brand position in this market with feed supplements such as Monofos*, Biofos*, Dynafos*, Dyna-K* and Dynamate*.

Veterinary owns a feed phosphate plant adjacent to the phosphate chemical complex of IMC Global Operations Inc. (IGL), formerly IMC Fertilizer Group, Inc. (IFL), in New Wales, Florida. Under an agreement which expires in 1997, IGL operates the Veterinary plant. Veterinary also contracts with IGL for key raw materials including phosphoric acid and phosphate rock. IGL also supplies Veterinary's requirements of animal feed-grade potassium products. Veterinary believes there are adequate sources of supply from other producers in the event these supply agreements are not renewed. Market prices may be different than current contract rates.

OTHER ACTIVITIES
----------------

Research and Development
------------------------

The Company performs applied research directed at development of new products, development of new uses for existing products and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application.

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

Patents, Trademarks, and Licenses
---------------------------------

Mallinckrodt owns a number of patents and trademarks, has a substantial number of patent applications pending and is licensed under patents owned by others. No single patent is considered to be essential to the businesses as a whole, but in the aggregate, the patents are of material importance to the Company's business.

Environmental and Other Regulatory Matters
------------------------------------------

The Company is subject to various environmental protection and occupational safety and health laws and regulations in the United States and foreign countries in which it operates. In addition, in its current operations and over the years, the Company has handled, and will continue to deal in or otherwise handle, materials and wastes classified as hazardous or toxic by one or more regulatory agencies. The Company is also subject to the Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments, affecting and involving testing, approval, production, labeling, distribution, post-market surveillance and advertising of most of the Company's existing, new and prospective products.

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

Similarly, the interpretation and enforcement of the laws and regulations pertaining to the Company's products or facilities by government agencies, such as the U.S. Food and Drug Administration and the U.S. Environmental Protection Agency (EPA), and state and foreign counterparts, at any particular production site or in connection with any particular product or any proposed new or modified product, may be more strict than anticipated, and could result in production interruption and product holds or recalls.

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

Most of the Company's environmental related capital expenditures are in response to provisions of the Federal Clean Air Act, Water Pollution Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $14 million in 1995 and 1994. The Company currently estimates that environmental capital expenditures over the next two years will average about $16 million per year.

Environmental clean up costs are often incurred over extended periods of time. Nevertheless, to the extent these costs can be reasonably estimated, and the Company's responsibility is probable, accruals are established although the costs are not yet payable, and are reflected in the Company's consolidated financial statements.

See also Item 3., Legal Proceedings, and Note 20 of the Notes for additional information.

Employees
---------

Mallinckrodt had 10,300 employees at June 30, 1995, consisting of 6,500 U.S. based employees and 3,800 employees outside the U.S.
Approximate number of employees by business segment are: Mallinckrodt Chemical, 3,300; Mallinckrodt Medical, 4,800; and Mallinckrodt
Veterinary, 2,125. Approximately 75 employees are engaged in corporate activities.

Labor Relations
---------------

In the U.S., the Company has ten collective bargaining agreements with nine U.S. international unions or their affiliated locals covering 858 employees. Two agreements covering 205 employees were negotiated during 1995, both with no work stoppages. Four agreements covering 498 employees will expire in 1996. Twelve operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,169 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

Issuance of Long-Term Debt
--------------------------

On September 15, 1995, the Company issued $100 milliion of 6.75%
Notes, due September 15, 2005, from the Company's Registration
Statement on Form S-3 (No. 33-57821). Net proceeds totaled $99 million, which will be used to reduce outstanding commercial paper and for other general corporate purposes.

ITEM 2. PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the respective business segment discussions in Item 1., Business. Additionally, at June 30, 1995
Mallinckrodt Medical and Mallinckrodt Veterinary occupy office and laboratory space owned by those companies in St. Louis, Missouri and Mundelein, Illinois, respectively. Mallinckrodt Chemical and
Mallinckrodt Group lease office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities at June 30, 1995 are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters
---------------------

The Company's operations are subject to a variety of federal, state and local environmental laws and regulations that govern, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, discharges to water, and air emissions from equipment and facilities. The Company is involved in various administrative or judicial proceedings relating to the environment that have been initiated by EPA, by state authorities, or by third parties. These proceedings are in various stages of development and generally include demands for reimbursement of previously incurred costs and for future investigation or remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to discontinued operations of the Company.

To the extent costs and related liabilities for environmental matters can be reasonably estimated and the Company's responsibility is probable, accruals are established although costs are not yet payable. In establishing accruals the Company considers, among other things: its past experience at the site in question and at other sites; the probable costs to be paid by other potentially responsible parties, if any; total projected remediation costs for the site, if known; existing technology; and the currently enacted laws and regulations. The Company frequently engages qualified environmental contractors to assist it in evaluating and developing an appropriate response to environmental claims.

Although it is not possible to predict with certainty the outcome of such matters or the total cost of remediation efforts, the Company does not believe that the ultimate disposition of pending environmental matters will have a material adverse effect on the Company's financial condition or the results of the Company's operations. The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Auburn Hills, MI -- The Company is a defendant in an action brought by the State of Michigan in 1986, relating to a drum reconditioning facility located in Auburn Hills, Michigan, that was leased and operated by the Company in the 1970s. The State and the present owner of the facility allege that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for contamination of soil and surface groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred clean-up costs and compensation for damages to the site. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company. The court has not held any hearings on this case since 1987 and has stayed all third party proceedings. In March 1995, the State issued a proposed remedial action plan (PRAP) for public comment. The Company has submitted formal comments on the PRAP and continues to develop further site information it believes could reduce remediation costs. Since the litigation is dormant and the State has not responded to comments received by it on the PRAP, it is not possible to estimate the Company's potential liabiality at this time.

Ashtabula County, OH -- In 1985, EPA asserted a claim against the Company and numerous other potentially responsible parties concerning the contamination of a stream near Ashtabula, Ohio, where the Company had operated a chloralkali plant for approximately eight years until 1982. EPA ordered the respondents to conduct studies and undertake preliminary design work for remedial activities. EPA also filed suit in 1990 seeking recovery of its past response costs. The Company and several other respondents settled the past-costs claim with EPA in 1992. A remedial action plan is currently being prepared for the site and the Company and most, but not all, of the other potentially responsible parties have entered into an agreement to fund the clean-up. At this time, it is not possible to determine the Company's allocable share of the clean-up costs.

Orrington, ME -- Hanlin Group, Inc. purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In 1989, Hanlin filed suit in federal court alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, ground water and adjoining waterways. Hanlin also alleged that the Company illegally caused carbon tetrachloride and chloroform contamination at the facility. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C.; the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by EPA. Costs of implementing remedial action at the site cannot be estimated at this time and will be shared by the Company and HoltraChem on a yet-to-be agreed basis.

For additional information relating to environmental matters, see Item 1., Business--Environmental and Other Regulatory Matters.

Other Litigation
----------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe that these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations.

Other previously reported legal proceedings have been settled or the issues sufficiently resolved so as to not merit further reporting.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1995, were as follows:

C. Ray Holman
-------------
Age 52. Chairman of the Company since October 1994; President and Chief Executive Officer of the Company since December 1992; Vice President of the Company from October 1990 to December 1992; President and Chief Executive Officer, Mallinckrodt Medical, Inc., from January 1989 until December 1992.

Barbara A. Abbett
-----------------
Age 55. Vice President, Communications of the Company since April 1994; Vice President and Senior Partner with Fleishman-Hillard, Inc., from 1979 to April 1994.

Ashok Chawla
------------
Age 46. Vice President, Strategic Management of the Company since July 1991; Vice President Strategic Planning and Business Development of Mallinckrodt Veterinary, Inc., from August 1990 to July 1991; Division Director, Finance and Administration for Mallinckrodt, Inc. Europe from August 1988 to August 1990.

Paul D. Cottone
---------------
Age 47. Senior Vice President of the Company since October 1994; President and Chief Executive Officer of Mallinckrodt Veterinary, Inc. since October 1994; Vice President, U.S. Operations of the Merck AgVet Division from 1993 to October 1994; Executive Director, International Operations of the Merck AgVet Division from 1987 to 1993.

Bruce K. Crockett
-----------------
Age 51. Vice President, Human Resources of the Company since March 1995; Vice President, Organization Development at Eastern Enterprises from 1990 to February 1995.

Roger A. Keller
---------------
Age 50. Vice President, Secretary, and General Counsel of the Company since July 1993; Senior Vice President and General Counsel,
Mallinckrodt Medical, Inc., from March 1992 to July 1993; Vice
President and General Counsel of Mallinckrodt Medical, Inc., from
September 1989 to March 1992.

Robert G. Moussa
----------------
Age 48. Senior Vice President of the Company since October 1993; Vice President of the Company from December 1992 to October 1993; President and Chief Executive Officer of Mallinckrodt Medical, Inc., since December 1992; Senior Vice President and Group Executive, Mallinckrodt Medical, Inc., from September 1992 to December 1992; Group Vice President, International, Mallinckrodt Medical, Inc., from January 1989 to September 1992.

Mack G. Nichols
---------------
Age 57. Senior Vice President of the Company since October 1993; Vice President of the Company from October 1990 to October 1993; President and Chief Executive Officer of Mallinckrodt Chemical, Inc. since
January 1989.

Michael A. Rocca
----------------
Age 50. Senior Vice President, Chief Financial Officer and Treasurer of the Company since April 1994; Corporate Vice President and
Treasurer of Honeywell Inc. from March 1992 to April 1994; Vice
President, Finance, for Honeywell Europe from 1990 to 1992.

William B. Stone
----------------
Age 52. Vice President and Controller of the Company since November 1990 and Vice President of Mallinckrodt, Inc., since April 1983;
Assistant Controller and Corporate Staff Vice President of the Company from October 1989 to November 1990.

Miscellaneous
-------------
All of the Company's officers are elected annually, with the terms of the officers listed above to expire in October 1995. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Prices and Dividends
---------------------------------

                                                  Quarter
                                       -----------------------------
                                       First   Second  Third  Fourth
                                       -----   ------  -----  ------
Fiscal 1995
  Dividends per common share..........$ .125   $  .14  $  .14  $  .14
 Common stock prices
    High.............................. 34.00    34.13   34.63   36.88
    Low............................... 28.38    29.00   29.13   33.50
Fiscal 1994
  Dividends per common share..........  $.11    $.125   $.125   $.125
  Common stock prices
    High.............................. 33.38    36.63   38.50   34.50
    Low............................... 28.13    32.25   30.13   28.50

The principal market on which Mallinckrodt Group's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 1995, the number of registered holders of common stock, as reported by the Company's registrar, was 9,509.

ITEM 7.  MALLINCKRODT MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

1995 vs. 1994
-------------


Mallinckrodt's 1995 earnings from continuing operations were $184 million, or $2.37 per share. These results, compared with 1994 earnings from continuing operations, excluding a restructuring charge and minor non-recurring adjustments, were up 13 percent.

Net earnings for 1995 were $180 million, or $2.32 per share, compared with $104 million, or $1.33 per share, in 1994. Included in the prior year results was an after-tax restructuring charge totaling $59 million, or $.76 per share.

Net sales increased 14 percent to $2.2 billion, compared to $1.9 billion last year. Operating earnings for 1995 were $329 million, up 15 percent over comparable 1994 results excluding the restructuring charge. Each of Mallinckrodt's three businesses contributed to sales and earnings growth in 1995.

Restructuring charges are discussed in the business sections which follow, and in Note 1 of Notes to Consolidated Financial Statements (Notes). Charges for discontinued operations are discussed in Note 1 of the Notes.

1994 vs. 1993
-------------

Before a restructuring charge Mallinckrodt's 1994 earnings from continuing operations were $166 million, or $2.14 per share.
Comparable 1993 earnings from continuing operations were $128 million, or $1.65 per share. After further excluding favorable 1994 tax adjustments totaling $3 million, or $.04 per share, from tax law changes and a 1993 non-recurring corporate expense charge of $3 million after taxes, or $.04 per share, 1994 results were 24 percent higher than those of 1993.

Net earnings for 1994 were $104 million, or $1.33 per share, compared with a net loss of $200 million, or $2.60 per share, in 1993. Included in these results were after-tax restructuring charges totaling
$59 million, or $.76 per share, and $242 million, or $3.13 per share, for 1994 and 1993, respectively. The loss in 1993 also included a noncash cumulative charge of $81 million, or $1.04 per share, for adoption of new standards of accounting for income taxes and certain postretirement/postemployment benefits.

Net sales for 1994 were $1.9 billion, compared with $1.8 billion in 1993. This 8 percent increase was achieved despite slower volume growth and pricing pressures. Each of Mallinckrodt's three businesses reported improved operating results for 1994. Operating earnings before the restructuring charges were $287 million in 1994, compared with $225 million in 1993. Excluding the 1993 non-recurring corporate expense charge, operating earnings were up 24 percent.

MALLINCKRODT CHEMICAL
                                             Years ended June 30,
                                             --------------------
                                             1995    1994    1993
                                             ----    ----    ----
                                                 (in millions)
Net sales:
  Catalysts, Performance & Lab Chemicals     $318    $212    $183
  Pharmaceutical Specialties                  259     225     212
                                             ----    ----    ----
                                             $577    $437    $395

Operating earnings (loss):
  Ongoing operations                         $ 69    $ 62    $ 46
  Restructuring charge                                        (51)
                                             ----    ----    -----
                                               69      62      (5)
Pre-tax equity in joint venture                25      18      10
                                             ----    ----    -----
Earnings                                     $ 94    $ 80    $  5
                                             ====    ====    =====

Ongoing operating earnings as a
  percent of sales                           11.9%   14.1%   11.6%


1995 vs. 1994
-------------

Mallinckrodt Chemical achieved earnings of $94 million, including a $25 million pre-tax equity-investment share of earnings from Tastemaker, the flavors joint venture. This represented a 17 percent earnings improvement over the prior year. Net sales increased 32 percent to $577 million. The 1993 restructuring program was substantially completed during 1995, with the exit of the photochemicals business.

Catalysts, performance and lab chemicals made a significant contribution to 1995 results with a 50 percent increase in sales. Results benefited from the acquisition of Catalyst Resources, Inc. in March 1994 and the reclassification of a small specialty chemical business to continuing operations. The acquisition of J.T. Baker in February 1995 enhanced sales performance, but modestly impaired operating earnings through normal acquisition accounting adjustments. Management expects J.T. Baker to contribute to sales and earnings growth in 1996. Worldwide strength in the existing catalysts business also contributed favorably to the sales and earnings improvements in 1995.

Pharmaceutical specialties sales improved 15 percent. Continued strength in sales volume for medicinal narcotics was the main contributor to the increase. Higher worldwide acetaminophen (APAP) sales volume, improved plant performance in Raleigh, North Carolina, and higher sales in peptides also provided favorable benefits in 1995.

Earnings results for Tastemaker increased 37 percent to $25 million due to strong worldwide sales growth and continued manufacturing cost improvements.

1994 vs. 1993
-------------

Mallinckrodt Chemical's 1994 operating earnings of $62 million and an $18 million pre-tax equity-investment share of earnings from its Tastemaker flavors joint venture totaled $80 million. Excluding the 1993 restructuring charge, this represented a 42 percent earnings improvement over 1993. Net sales increased 11 percent to $437 million. The 1993 restructuring program is producing anticipated results with the exit of the aromatic flourine intermediates business substantially completed in 1994.

Catalysts, performance and lab chemicals sales increased 15 percent, principally from higher sales volume in catalysts and performance chemicals. Improved plant operations in performance chemicals and favorable comparisons in restructured businesses also contributed to higher operating earnings in 1994.

Pharmaceutical specialties sales increased 6 percent. Contributing significantly to improved operating results were higher worldwide medicinal narcotics sales primarily due to increased sales volume and improved medicinal narcotics plant operations. Results for 1994 were negatively affected by a scheduled Raleigh, North Carolina, plant maintenance shutdown in the first quarter, additional investment in the peptides business and flat APAP worldwide sales compared with 1993.

The Tastemaker flavors joint venture made a significant contribution to the 1994 results with a 75 percent increase in earnings due to strong worldwide growth and efficiencies from manufacturing consolidation programs completed in 1993.

MALLINCKRODT MEDICAL
                                          Years ended June 30,
                                          --------------------
                                          1995    1994    1993
                                          ----    ----    ----
                                              (in millions)
Net sales:
  Imaging                                 $  688  $622    $564
  Anesthesiology & Critical Care             324   290     219
                                          ------  ----    ----
                                          $1,012  $912    $783
                                          ======  ====    ====
Operating earnings (loss):
  Ongoing operations                      $  228  $203    $174
  Restructuring charge                             (74)
                                          ------  -----   ----
                                          $  228  $129    $174
                                          ======  =====   ====
Ongoing operating earnings as a
  percent of sales                         22.6%  22.2%   22.3%

1995 vs. 1994
-------------

Mallinckrodt Medical's operating earnings were $228 million, up 13 percent, excluding the prior year restructuring charge. Net sales reached $1.0 billion, an increase of 11 percent from $912 million the year before.

Contributing to the improved operating earnings were results of actions related to the restructuring program begun last year. Such actions included reorganization of the U.S. sales structure and non-sales related functions and management processes, relocation costs for manufacturing operations and a workforce reduction of approximately 600 positions, of which 500 was contemplated in the 1994 restructure plan. The restructuring program is on track and is producing anticipated results. Annual pre-tax savings from the restructuring will be approximately $40 million, with about $11 million achieved in 1995 and the rest to be achieved in 1996. Pre-tax cash expenditures should approximate the original estimate of $65 million.

Imaging sales increased 11 percent, benefiting principally from higher worldwide sales volume of the X-ray contrast medium Optiray*, partially offset by pricing pressures in the U.S. Increased U.S. sales volume of TechneScan MAG3*, the introduction of OctreoScan* and higher sales of nuclear medicine products in Europe due to growth in existing markets, also contributed to the improved results. Albunex* was introduced through a controlled launch in 1995 giving Medical the first ultrasound contrast media product in the U.S. market. Market penetration has been slower than initial expectations; however, management expects ultrasound contrast media to be a very significant growth opportunity for the company.

Anesthesiology and critical care sales were up 11 percent for the year, boosted by the September 1994 acquisition of DAR S.p.A., higher anesthesia product sales in Europe and Japan and increased sales volume of hemoglobin testing products in the U.S. and Europe. Management expects the June 1995 acquisition of Alton Dean, Inc., a manufacturer of products that warm sterile intravenous and irrigation solutions used during and after surgery, to contribute to future results.

1994 vs. 1993
-------------

Mallinckrodt Medical's 1994 net sales were $912 million and operating earnings before a restructuring charge were $203 million, both up 16 percent from 1993.

The 1994 pre-tax restructuring charge of $74 million resulted from fourth quarter decisions made pursuant to efforts conducted to develop strategies to effectively respond to customer needs and compete in a market that is changing rapidly as the result of health care reform. The key components of the charge were reorganization of the current medical specialty oriented U.S. sales structure into a unified sales organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; relocation of the Argyle, New York, endotracheal tube manufacturing operations to existing plants in Athlone, Ireland, and Irvine, California, and a new facility under construction in Juarez, Mexico; and severance costs related to an associated workforce reduction of approximately 500 employees at various locations around the world.

Imaging sales increased 10 percent. Higher Optiray sales volume in the U.S., Japan and Europe and increased catheter sales volume were the primary contributors to the improvement. The earnings effect of the higher sales was partially offset by higher standard product costs associated with the new Ireland Ioversol production facility and pricing pressures related to Optiray. The Optiray production capacity expansions underway in 1993 were essentially complete. Higher sales volume in the U.S. and Europe associated with thallium and TechneScan MAG3 were partially offset by unfavorable foreign exchange rates and price pressures. In June 1994, OctreoScan, a radiopharmaceutical used to aid diagnosis of certain cancer tumors, received FDA approval. Management received approval of Albunex, its ultrasound contrast agent in August 1994.

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

MALLINCKRODT VETERINARY
                                             Years ended June 30,
                                             --------------------
                                             1995    1994    1993
                                                 (in millions)
Net sales:
  Animal Health                              $455    $430   $449
  Feed Ingredients                            169     162    169
                                             ----    ----    ----
                                             $624    $592   $618
                                             ====    ====   ====

Operating earnings (loss):
  Ongoing operations                         $ 61    $ 53   $ 40
  Restructuring charge                                (20)  (283)
                                             ----    -----  -----
                                             $ 61    $ 33   $(243)
                                             ====    =====  ======
Ongoing operating earnings as a
  percent of sales                           9.8%     8.9%   6.5%

1995 vs. 1994
-------------

Mallinckrodt Veterinary's operating earnings were $61 million, up 16 percent, excluding the prior year restructuring charge. Net sales were $624 million, up 5 percent compared to $592 million the prior year. Contributing to the improved operating earnings were improved sales volumes in Europe, favorable currency effects, principally in Europe and Latin America, and the favorable impacts of actions related to the restructuring program begun in 1993, which included various cost control measures, plant closures and a workforce reduction of approximately 1,000 employees.

Animal health sales increased 6 percent for the year. Sales volume growth was highest in Europe due to increases across all major product lines. Sales in Asia improved primarily from higher volumes of biological products.

Feed ingredients sales were up 4 percent compared to the prior year, due to strong volume gains and favorable price variances in the fourth quarter.

Veterinary will build on the strength of its recently completed management team to focus on future growth and earnings improvement.

1994 vs. 1993
-------------

Mallinckrodt Veterinary's 1994 operating earnings of $33 million included a pre-tax restructuring charge of $20 million to adjust a 1993 provision associated with the decision to discontinue development of porcine somatotropin (PST) in May 1993. This adjustment effectively removed all remaining PST valuation risk.

Excluding restructuring charges in both years, Mallinckrodt Veterinary's 1994 operating earnings increased 31 percent compared to 1993 on a sales decline of 4 percent. Improved operating earnings resulted from actions related to the restructuring program begun in 1993, which included various cost control measures, plant closures and a workforce reduction of approximately 1,000 employees. Lower sales resulted primarily from global product rationalization programs designed to eliminate low margin products and from unfavorable currency translation effects.

Animal health sales for 1994 decreased 4 percent. Product rationalization programs, biological supply and production problems, lower volumes of companion animal vaccine sales in North America and unfavorable currency translation effects were the primary reasons for the decrease. Partially offsetting the decrease were strong sales of parasiticides in Europe, higher sales volume in Brazil resulting from expanded distribution rights and improved foot and mouth disease vaccine sales, increased sales volumes in Latin America and increased sales of growth promotants in North America.

Feed ingredients sales declined 4 percent from 1993 due to price deterioration on lower U.S. sales volume.


CORPORATE MATTERS

Corporate expense decreased $1 million to $29 million in 1995. This favorable variance reflected last year's corporate headquarters reorganization and relocation.

Interest and other nonoperating income (expense), net declined $4 million in 1995 from 1994. This decrease related primarily to the write-down of an investment and hedging losses.

Interest expense increased $16 million in 1995 from increased borrowings and higher interest rates.

Mallinckrodt's effective tax rate for continuing operations was 37.5 percent in 1995, compared with 38.5 percent in 1994, excluding the impact of the restructuring charge and statutory rate changes. See
Note 9 of the Notes for further discussion of income taxes.

FINANCIAL CONDITION

Financial resources available to the Company are expected to continue to be adequate to support existing businesses, fund the remaining cash expenditures of approximately $139 million for the restructuring programs and fund new opportunities. Since June 30, 1994, cash and cash equivalents decreased $26 million. Operations provided
$285 million of cash, while acquisition and capital spending totaled $272 million, $91 million of which related to the acquisition of J.T. Baker Inc. and $8 million related to the acquisition of Alton Dean, Inc. The Company's current ratio at June 30, 1995, was 1.4:1. Total debt as a percentage of invested capital was 37 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Twenty-nine million shares have been purchased under this authorization, .5 million during the year ended June 30, 1995.

On April 8, 1992, a shelf registration statement was filed with the Securities and Exchange Commission (SEC) for $250 million of debt securities. As of June 30, 1995, $50 million of securities under the shelf remain unissued. On February 15, 1995, a shelf registration statement was filed with the SEC for $250 million of debt securities, all on terms to be determined at the time of the actual offerings for sale. No offerings have occurred. Net proceeds from the sale of any debt securities would be used for general corporate purposes, except as noted in any prospectus supplement.

The Company has a $450 million private-placement commercial paper program. This program is backed by $650 million of U.S. lines of credit, $100 million available until March 1996 and $550 million
available until November 1999.   At June 30, 1995, commercial paper
borrowings and borrowings under the U.S. credit lines amounted to $153 million and $90 million, respectively. At June 30, 1995, non-U.S. lines of credit totaling $263 million were also available and borrowings under these lines were $36 million. The non-U.S. lines can be cancelled at any time.

Estimated capital spending for the fiscal year ending June 30, 1996, is approximately $200 million.


OTHER MATTERS

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates except for the hyperinflationary effects on the Latin American businesses of Mallinckrodt Veterinary which are reported in Note 17 of the Notes.

See Note 20 of the Notes for a discussion of environmental matters.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            Page
                                                            ----
Report of Independent Auditors . . . . . . . . . . . . . . .  9
Information by Business Segment. . . . . . . . . . . . . . . 10
Consolidated Statement of Operations . . . . . . . . . . . . 11
Consolidated Balance Sheet . . . . . . . . . . . . . . . . . 12
Consolidated Statement of Cash Flows . . . . . . . . . . . . 13
Consolidated Statement of Changes in Shareholders' Equity. . 14
Notes to Consolidated Financial Statements . . . . . . . . . 15
Quarterly Results. . . . . . . . . . . . . . . . . . . . . . 29

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Group Inc.

We have audited the accompanying consolidated balance sheet of Mallinckrodt Group Inc. as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended
June 30, 1995, appearing on pages 10 through 28. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Group Inc. at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Significant Accounting Policies to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and employee benefits.

Ernst & Young LLP
St. Louis, Missouri
August 8, 1995

INFORMATION BY BUSINESS SEGMENT

NET SALES
(In millions)
                                                 1995       1994      1993
Mallinckrodt Chemical. . . . . . . . . . . . . . $  576.8   $  436.9  $  395.3
Mallinckrodt Medical . . . . . . . . . . . . . .  1,011.8      912.3     783.1
Mallinckrodt Veterinary. . . . . . . . . . . . .    623.8      591.7     618.1
Intersegment sales . . . . . . . . . . . . . . .      (.3)       (.8)      (.2)
                                                 ---------  --------- ---------
  Consolidated . . . . . . . . . . . . . . . . . $2,212.1    $1,940.1 $1,796.3

EARNINGS AND ASSETS
(In millions)
                         Earnings (Loss) from
                         Continuing Operations
                          Before Income Taxes            Identifiable Assets
                       ------------------------- --------------------------------
                        1995     1994     1993       1995       1994       1993
                        ----     ----     ----       ----       ----       ----
Mallinckrodt Chemical..$ 68.5   $ 61.7   $ (5.4)   $  800.4   $  595.1   $  468.2
Mallinckrodt Medical... 228.2    128.9    174.4     1,185.0    1,102.4      906.5
Mallinckrodt Veterinary  61.0     32.6   (242.5)      745.5      709.5      698.0
Corporate.............. (28.8)   (30.2)   (35.5)      113.3      143.4      188.3
Eliminations...........             .1               (123.6)    (116.9)     (83.4)
                       -------  -------  -------   ---------  ---------  ---------
Operating earnings
  (loss)............... 328.9    193.1   (109.0)
Equity in pre-tax
  earnings of joint
  venture..............  25.3     18.5     10.6
Interest and other
  nonoperating income
  (expense), net.......  (4.2)     (.4)     2.6
Interest expense....... (55.4)   (39.8)   (37.3)
                       -------  -------  -------   ---------  ---------  ---------
Consolidated...........$294.6   $171.4   $(133.1)  $2,720.6   $2,433.5   $2,177.6
                       ======   ======   ========  ========   ========   ========

PROPERTY, PLANT AND EQUIPMENT
(In millions)

                         Capital Expenditures       Depreciation and Amortization
                       ------------------------    -------------------------------
                       1995      1994      1993      1995      1994        1993
Mallinckrodt Chemical..$ 41.8   $ 41.6   $ 46.2    $ 36.7     $ 26.4     $ 28.0
Mallinckrodt Medical...  85.2     99.4     95.0      58.7       47.8       37.1
Mallinckrodt Veterinary  31.2     28.1     45.9      28.0       27.9       28.8
Corporate..............   2.6      3.2      1.2       1.6        2.5        2.2
                       ------   ------   ------    ------     ------     ------
  Consolidated.........$160.8   $172.3   $188.3    $125.0     $104.6     $ 96.1
                       ======   ======   ======    ======     ======

(See Note 18 of the Notes to Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
                                                      Years Ended June 30,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Net sales.........................................$2,212.1  $1,940.1  $1,796.3
Operating costs and expenses:
  Cost of goods sold.............................. 1,215.2   1,037.3     970.6
  Selling, administrative and general expenses....   577.3     522.0     511.2
  Research and development expenses...............    97.8      95.3      95.3
  Restructuring charge............................              93.9     334.1
  Other operating income, net.....................    (7.1)     (1.5)     (5.9)
                                                  --------- --------- ---------
Total operating costs and expenses................ 1,883.2   1,747.0   1,905.3
                                                  --------- --------- ---------
  Operating earnings (loss).......................   328.9     193.1    (109.0)
Equity in pre-tax earnings of joint venture.......    25.3      18.5      10.6
Interest and other nonoperating income (expense),
  net.............................................    (4.2)      (.4)      2.6
Interest expense..................................   (55.4)    (39.8)    (37.3)
                                                  --------- --------- ---------
  Earnings (loss) from continuing operations
    before income taxes...........................   294.6     171.4    (133.1)
Income tax provision (benefit)....................   110.5      64.0     (19.3)
                                                  --------- --------- ---------
  Earnings (loss) from continuing operations......   184.1     107.4    (113.8)
Loss from discontinued operations.................    (3.8)     (3.6)     (6.0)
                                                  --------- --------- ---------
  Earnings (loss) before cumulative effect
    of accounting change..........................   180.3     103.8    (119.8)
Cumulative effect of accounting changes...........                       (80.6)
                                                  --------- --------- ---------
  Net earnings (loss).............................   180.3     103.8    (200.4)
Preferred stock dividends.........................     (.4)      (.4)      (.4)
                                                  --------- --------- ---------
  Available for common shareholders...............$  179.9  $  103.4  $ (200.8)
                                                  ========= ========= =========
(/TABLE)


EARNINGS (LOSS) PER COMMON SHARE
                                                              <C
Continuing operations............................. $2.37      $1.38     $(1.48)
Discontinued operations...........................  (.05)      (.05)      (.08)
                                                   ------     ------    -------
Earnings (loss) before cumulative effect of
  accounting changes..............................  2.32       1.33      (1.56)
Cumulative effect of accounting changes...........                       (1.04)
                                                   ------     ------    -------
Net earnings (loss)............................... $2.32      $1.33     $(2.60)
                                                   ======     ======    =======

(The accompanying Notes are an integral part of the Consolidated
Financial Statements.)

CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)
                                                                At June 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents.................................$   61.7  $   87.9
  Trade receivables, less allowances of $13.5 in 1995 and
    $11.1 in 1994...........................................   414.5     343.6

  Inventories...............................................   433.8     376.9
  Deferred income taxes.....................................    53.1      77.6
  Other current assets......................................    57.0      46.0
                                                            --------  --------
Total current assets........................................ 1,020.1     932.0
Investments and long-term receivables, less allowances
  of $17.0 in 1995 and $13.1 in 1994........................   165.5     147.0
Property, plant and equipment, net.......................... 1,005.6     863.2
Intangible assets...........................................   528.7     489.3
Deferred income taxes.......................................      .7       2.0
                                                            --------  --------
Total assets................................................$2,720.6  $2,433.5
                                                            ========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................$  197.5  $  147.8
  Accounts payable..........................................   191.0     139.4
  Accrued liabilities.......................................   349.4     356.0
  Income taxes payable......................................     7.7      25.4
  Deferred income taxes.....................................     2.7       2.1
                                                            --------  --------
Total current liabilities...................................   748.3     670.7
Long-term debt, less current maturities.....................   501.5     522.0
Deferred income taxes.......................................    76.8      36.6
Postretirement benefits.....................................   142.7     124.7
Other noncurrent liabilities and deferred credits...........    79.8      63.6
                                                            --------  --------
Total liabilities........................................... 1,549.1   1,417.6
                                                            --------  --------
Shareholders' equity:
  4 Percent cumulative preferred stock......................    11.0      11.0
  Common stock, par value $1, authorized 300,000,000
    shares; issued 87,116,289 shares in 1995 and 1994.......    87.1      87.1
  Capital in excess of par value............................   274.1     268.2
  Reinvested earnings.......................................   984.5     846.4
  Foreign currency translation..............................    (9.3)    (34.2)
  Treasury stock, at cost...................................  (175.9)   (162.6)
                                                             -------- ---------
Total shareholders' equity..................................  1,171.5  1,015.9
                                                             -------- ---------
Total liabilities and shareholders' equity.................. $2,720.6 $2,433.5
                                                             ======== ========

(The accompanying Notes are an integral part of the Consolidated
Financial Statements.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                       Years ended June 30,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   -------   -------  --------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)............................... $180.3   $103.8   $(200.4)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
  Depreciation and amortization...................  125.0    104.6      96.1
  Restructuring charge............................            93.0     312.6
  Cumulative effect of accounting changes.........                      80.6
  Postretirement benefits.........................   12.1      8.3       7.1
  Undistributed equity in earnings of joint venture (19.1)   (14.4)     (7.7)
  Deferred income taxes...........................   66.6     (5.2)    (60.6)
  Other, net......................................   (4.0)    (7.6)    (53.1)
                                                   -------  -------  --------
                                                    360.9    282.5     174.6
  Changes in noncash operating working capital:
    Accounts receivable...........................  (44.1)   (12.6)      9.7
    Inventories...................................  (16.3)   (11.4)    (11.1)
    Accounts payable, accrued liabilities and
      income taxes, net...........................  (12.8)   (32.1)    (37.6)
    Other, net....................................   (3.2)      .9       1.0
                                                   -------  -------  --------
Net cash provided by operating activities.........  284.5    227.3     136.6
                                                   -------  -------  --------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures.............................. (160.8)  (172.3)   (188.3)
Acquisition spending.............................. (111.5)   (95.5)   (201.2)
IFL dividend receivable...........................            51.9
Proceeds from asset disposals.....................   21.2      8.6      19.9
Other, net........................................  (22.8)     7.2     (15.6)
                                                   -------  -------  --------
Net cash used by investing activities............. (273.9)  (200.1)   (385.2)
                                                   -------  -------  --------

CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt............   19.9    (58.6)     71.4
Proceeds from long-term debt......................    3.2    196.4     193.3
Payments on long-term debt........................  (10.3)  (101.6)    (11.1)
Issuance of Mallinckrodt common stock.............    8.0     10.9      17.9
Acquisition of treasury stock.....................  (15.4)              (6.5)
Dividends paid....................................  (42.2)   (37.7)    (33.2)
                                                   -------  -------  --------
Net cash provided (used) by financing activities..  (36.8)     9.4      231.8
                                                   -------  -------  --------
Increase (decrease) in cash and cash equivalents..  (26.2)    36.6      (16.8)
Cash and cash equivalents at beginning of period..   87.9     51.3       68.1
                                                   -------  -------  ---------
Cash and cash equivalents at end of period........ $ 61.7   $ 87.9   $   51.3
                                                   =======  =======  =========

(The accompanying Notes are an integral part of the Consolidated
Financial Statements.)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions except per share amounts)
                                          Capital in
                       Preferred  Common  Excess of  Reinvested         Treasury
                         Stock    Stock   Par Value   Earnings  Other    Stock
                        --------- ------- ---------- ---------- ------ ---------
BALANCE, JUNE 30, 1992.. $ 11.0   $ 87.1    $ 253.1    $1,013.9  $ 37.3  $(178.2)
Net loss................                                 (200.4)
Dividends:
  4 Percent cumulative
    preferred stock
    ($4.00 a share).....                                    (.4)
  Common stock ($.43 a
  share)................                                  (32.8)
Stock option exercises..                        7.1                        10.8
Acquisition of treasury
  stock.................                                                   (6.5)
Translation adjustment..                                          (95.9)
Other...................                        2.2                         2.2
                         ------   ------    -------    --------  -------  -------
BALANCE, JUNE 30, 1993..   11.0     87.1      262.4       780.3   (58.6)  (171.7)
Net earnings............                                  103.8
Dividends:
  4 Percent cumulative
    preferred stock
    ($4.00 a share).....                                    (.4)
  Common stock ($.485 a
    share)..............                                  (37.3)
Stock option exercises..                        4.0                          6.9
Translation adjustment..                                           24.4
Other...................                        1.8                          2.2
                         ------   ------    -------    --------  -------  -------
BALANCE, JUNE 30, 1994..   11.0     87.1      268.2       846.4   (34.2)  (162.6)
Net earnings............                                  180.3
Dividends:
  4 Percent cumulative
    preferred stock
    ($4.00 a share)....                                     (.4)
Common stock ($.545 a
  share)...............                                   (41.8)
Stock option exercises.                         2.0                          6.2
Acquisition of treasury
  stock................                                                    (15.4)
Translation adjustment.                                            24.9
Other.............                              3.9                         (4.1)
                         ------   ------    -------    --------  -------  -------
BALANCE, JUNE 30, 1995.  $ 11.0   $ 87.1    $ 274.1    $  984.5  $ (9.3)  $(175.9)
                         ======   ======    =======    ========  =======  ========

(The accompanying Notes are an integral part of the Consolidated
Financial Statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions except per share amounts)

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method.

Accounting Changes

In the fourth quarter of 1993, Mallinckrodt adopted Statements of Financial Accounting Standards (FAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," FAS No. 109 "Accounting for Income Taxes" and FAS No. 112 "Employers' Accounting for Postemployment Benefits," all retroactive to July 1, 1992. The cumulative effects of these accounting changes at July 1, 1992 pertaining to years prior to 1993 follow:

                          Amount    Per Share
                          ------    ---------
          FAS No. 106     $63.0      $ .81
          FAS No. 109      16.5        .21
          FAS No. 112       1.1        .02
                          -----      ------
          Total           $80.6      $1.04
                          =====      ======

Foreign Currency Translation

The financial statements of most of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and weighted average rates for income
statements.   Unrealized translation adjustments are included in
shareholders' equity in the Consolidated Balance Sheet.

The financial statements of international affiliates that operate in hyperinflationary economies, principally Brazil, are translated at either current or historical exchange rates, as appropriate.
Unrealized translation adjustments are included in operating results for these affiliates.

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

Derivative Financial Instruments

The Company hedges a significant portion of its foreign exchange exposure using certain derivative financial instruments, primarily forward contracts, currency swaps and purchased options. Forward contracts and currency swaps are carried off-balance-sheet with gains and losses included in the measurement and recording of the hedged transactions. Premiums on purchased options are recorded as assets and amortized to match the anticipated cash flows being hedged. See also Note 8.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $41.2 million, $35.1 million and $41.7 million in 1995, 1994 and 1993, respectively.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 1:  CHANGES IN BUSINESS

RESTRUCTURING PROGRAMS

In the fourth quarter of 1994, the Company recorded a restructuring charge of $93.9 million, $58.8 million after taxes, or $.76 per share, relating to Mallinckrodt Medical and Mallinckrodt Veterinary. Restructuring actions related to the program are on track and achieving anticipated results at June 30, 1995. The Mallinckrodt Medical pre-tax restructuring charge of $73.9 million included the reorganization of the current medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; rationalization of manufacturing operations for substantial worldwide cost and sourcing improvements; and severance costs related to an associated workforce reduction. Pre-tax cash expenditures for this restructuring are expected to approximate the original estimate of $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. The $9 million noncash pre-tax portion of the charge primarily related to manufacturing rationalization. Approximately $26 million of cash expenditures were incurred through June 30, 1995, the majority of which related to severance associated with a workforce reduction of approximately 500 people and consulting costs. The majority of the remaining cash expenditures of $39 million will be paid in 1996 and relate to severance for terminated employees and consulting costs. Based on the expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve balance is expected at this time. Also included in the restructuring charge was a $20 million pre-tax charge to adjust a prior year provision associated with Mallinckrodt Veterinary's decision to discontinue development of porcine somatotropin (PST) in May 1993.

In the fourth quarter of 1993, the Company recorded a restructuring charge of $334.1 million, $242.2 million after taxes, or $3.13 per share relating to Mallinckrodt Veterinary and Mallinckrodt Chemical. Restructuring actions related to the program are substantially complete at June 30, 1995. Pre-tax cash expenditures for restructuring charges are expected to approximate the original estimate of $173 million and are primarily related to severance costs of $54 million, lease costs related to a closed facility of $55 million, consulting costs of $15 million, and manufacturing rationalization and other costs of $49 million. The $161 million noncash portion of the charges primarily related to the write-off of plant facilities. Approximately $73 million of the cash expenditures were incurred through June 30, 1995, the majority of which related to severance for a workforce reduction of approximately 1,000 people and consulting costs. The majority of the remaining cash expenditures of approximately $100 million relate to manufacturing rationalization to be paid in 1996 and the present value of long-term lease payments. Based on the expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve balance is expected at this time.

The Mallinckrodt Veterinary 1993 pre-tax restructuring charge of $282.8 million included the discontinuance of the development of PST, including manufacturing and support facilities; closure and consolidation of manufacturing and other distribution and support facilities; redefinition and reorganization of research and development, commercial and administrative functions; exit of certain animal health businesses; and severance costs related to a workforce reduction of approximately 1,000 employees.

As part of the 1993 program, Mallinckrodt Chemical also recorded a pre-tax charge of $51.3 million, primarily to close its aromatic fluorine intermediates business and to sell its photochemical business. The restructuring charge included approximately
$40 million for write-down of carrying value of plant facilities and $11 million of cash expenditures.

ACQUISITIONS

In June 1995, Mallinckrodt Medical acquired Alton Dean, Inc., a manufacturer of products that warm sterile intravenous and irrigation solutions used during and after surgery for $8.5 million.

In February 1995, Mallinckrodt Chemical acquired J.T. Baker Inc., a manufacturer of laboratory, process and microelectronic chemicals for $95.0 million.

In March 1994, Mallinckrodt Chemical acquired Catalyst Resources, Inc., a manufacturer of polymerization and chemical catalysts for $61.2 million, and in September 1993, Mallinckrodt Medical acquired DAR S.p.A., a manufacturer of anesthesiology and respiratory care products for $28.0 million.

In September 1992, Mallinckrodt Medical acquired the businesses of HemoCue Intressenter, A.B., a manufacturer of point-of-care blood chemistry systems, and in February 1993, the tracheostomy products business of Sorin Biomedical, Inc. The cost of these acquisitions, including acquisition accruals, totaled $198.0 million.

The above acquisitions were accounted for as purchases and results of operations were included in the consolidated financial statements from their respective acquisition dates. Results of operations for the periods prior to acquisition were not material to Mallinckrodt.

DISCONTINUED OPERATIONS

The discontinued operations charges for 1995, 1994, and 1993 primarily included environmental and related litigation costs related to operations previously disposed.

NOTE 2:  EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 77,458,114 in 1995; 77,607,416 in 1994 and 77,408,668 in 1993.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

                                            1995    1994    1993
                                           -----   -----   -----
Interest paid..............................$47.9   $33.0   $35.8
Income taxes paid.......................... 42.5    37.8    35.1
Noncash investing and financing activities:
  Assumption of liabilities related to
    acquisitions........................... 42.4    27.9    25.0
  Issuance of common stock for restricted
    stock awards...........................          4.0     4.4


NOTE 4:  INVENTORIES

AT JUNE 30,                                 1995    1994
                                           ------  ------
Raw materials and supplies.................$132.5  $ 99.5
Work in process............................ 102.5    93.1
Finished goods............................. 198.8   184.3
                                           ------  ------
                                           $433.8  $376.9
                                           ======  ======

NOTE 5: INVESTMENTS AND LONG-TERM RECEIVABLES

AT JUNE 30,                                 1995    1994
                                           ------  ------
Tastemaker joint venture...................$ 92.3  $ 74.9
Other investments..........................  21.6    21.4
Other long-term receivables, net...........  51.6    50.7
                                           ------  ------
                                           $165.5  $147.0
                                           ======  ======

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30,                                  1995       1994
                                           ---------  ---------
Land.......................................$   72.1   $   69.3
Buildings and leasehold improvements.......   387.3      352.9
Machinery and equipment.................... 1,013.2      872.4
Construction in progress...................    67.9      101.4
                                           ---------  ---------
                                            1,540.5    1,396.0
Accumulated depreciation..................   (534.9)    (532.8)
                                           ---------  ---------
                                           $1,005.6   $  863.2
                                           =========  =========

Capitalized interest costs were $1.6 million in 1995, $3.7 million in 1994 and $6.3 million in 1993.

NOTE 7:  INTANGIBLE ASSETS

AT JUNE 30,                                 1995    1994
                                           ------  ------
Goodwill and other intangibles.............$575.0  $518.9
Patents and technology.....................  67.0    63.7
                                           ------  ------
                                            642.0   582.6
Accumulated amortization...................(131.6) (111.0)
                                           ------- -------
                                            510.4   471.6
Deferred charges...........................  18.3    17.7
                                           ------- -------
                                           $528.7  $489.3
                                           ======= =======

Identifiable intangible assets are amortized over estimated useful lives of 8 to 25 years (weighted average life of 12 years) for patents and technology. Goodwill and other intangibles are amortized primarily on a straight-line basis over 10 to 40 years (weighted average life of 28 years).

NOTE 8:  FINANCIAL INSTRUMENTS

Derivative Financial Instruments
--------------------------------
In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in various currencies. The Company uses certain derivative financial instruments to manage its exposure to foreign currency exchange risk, principally forward foreign exchange contracts, currency swaps and foreign currency purchased options. These contracts reduce the Company's overall exposure to exchange rate fluctuations by effectively fixing the transaction cost to the Company.

Carrying and fair values for derivative financial instruments are summarized below.

                                               At June 30, 1995
                                            ----------------------
                                            Carrying       Fair
                                              Value        Value
                                            --------     ---------
Forward foreign currency contracts and
  swaps hedging short-term intercompany
  and third-party financing by inter-
  national operations, notional value
  $151.6 million........................     $---        $ (.4)
Forward foreign currency contracts and
  swaps hedging anticipated cross
  currency sales and purchases, notional
  value $70.5 million...................      ---           .5
Forward foreign currency options
  hedging anticipated cross currency
  sales and purchases, notional value
  $97.5 million.........................      ---         (2.0)
Interest rate swap, pay fixed rate,
  receive floating rate, notional value
  $38.2 million.........................      ---          ---

Anticipated transactions include purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries. Purchased options and forward foreign exchange contracts generally have initial terms of less than two years. Deferred gains and losses are recognized in income when the underlying transaction is settled.

Fair Value of Financial Instruments
-----------------------------------
Non-derivative financial instruments included in the Consolidated Balance Sheet are cash, commercial paper and long-term debt. These instruments were carried at amounts approximating fair value at June 30, 1995 and 1994. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics.

Concentrations of Credit Risk
-----------------------------
Financial instruments which expose Mallinckrodt to credit risk are short-term investments (cash equivalents), trade receivables and derivatives. The Company mitigates the risk that counterparties to short-term investments and derivatives will fail to perform by contracting only with major financial institutions having high credit ratings, and considers the likelihood of counterparty failure to be remote.

Trade receivables stem from the Company's worldwide operations and reflect Mallinckrodt's diverse customer base. The Company periodically assesses the financial strength of its customers and obtains proof of credit worthiness, as necessary, prior to extending credit. Consequently, Mallinckrodt does not have a material concentration of credit risk, either by transaction type, product line or geographic region.

NOTE 9:  INCOME TAXES

In the first quarter of 1994, the Revenue Reconciliation Act of 1993 was signed. This Act increased the Federal statutory income tax rate 1 percent, to 35 percent, retroactive to January 1, 1993. Additionally, in the third quarter of 1994 certain foreign (primarily German and Swedish) tax rates decreased. The net impact of these rate changes resulted in a non-recurring benefit of $3.0 million in 1994 related to the revaluation of deferred taxes in accordance with FAS 109, "Accounting for Income Taxes."

Income taxes included in the Consolidated Statement of Operations were:

                                             1995    1994    1993
                                            ------- ------- -------
Continuing operations.....................  $110.5  $ 64.0  $(19.3)
Discontinued operations...................    (2.1)   (2.0)   (3.1)
Cumulative effect of accounting changes...                   (19.4)
                                            ------- ------- -------
                                            $108.4  $ 62.0  $(41.8)
                                            ======= ======= =======

The geographical sources of earnings (loss) from continuing operations before income taxes were:

                                             1995    1994    1993
                                            ------- ------- -------
United States.............................  $155.8  $ 87.1  $(126.2)
Outside United States.....................   138.8    84.3     (6.9)
                                            ------- ------- --------
                                            $294.6  $171.4  $(133.1)
                                            ======= ======= ========

The components of the income tax provision (benefit) charged
(credited) to continuing operations follow.

                                             1995    1994    1993
                                            ------- ------- -------
Current:
U.S. Federal..............................  $  3.0  $ 37.7  $ 15.0
U.S. State and local......................     4.2     6.5     6.5
Outside United States.....................    36.7    25.0    19.8
                                            ------- ------- -------
                                              43.9    69.2    41.3
Deferred:
U.S. Federal..............................    42.5   (12.7)  (57.3)
U.S. State and local......................     5.2      .8    (2.9)
Outside United States.....................    18.9     6.7     (.4)
                                            ------- ------- -------
                                              66.6    (5.2)  (60.6)
                                            ------- ------- -------
                                            $110.5  $ 64.0  $(19.3)
                                            ======= ======= =======

The Company had the following deferred tax balances at June 30, 1995 and 1994:

                                                     1995     1994
                                                    ------   ------
Deferred tax assets:
  Restructuring accruals........................... $ 51.3   $ 97.9
  Employee benefits................................   71.6     57.6
  Net operating losses.............................   21.8     45.5
  Alternative minimum tax credit...................    8.3     10.9
  Environmental accruals...........................    9.7      5.4
  Other, net.......................................    6.6      4.4
                                                    -------  -------
Gross deferred tax assets..........................  169.3    221.7
  Valuation allowances.............................  (24.7)   (49.8)
                                                    -------  -------
Total deferred tax assets..........................  144.6    171.9

Deferred tax liabilities:
  Property, plant and equipment....................   85.5     86.7
  Receivables......................................   58.2     24.1
  Intangible assets................................   26.6     20.2
                                                    -------  -------
Total deferred tax liabilities.....................  170.3    131.0
                                                    -------  -------
Net deferred tax (assets) liabilities.............. $ 25.7   $(40.9)
                                                    =======  =======

The alternative minimum tax credit of $8.3 million is available to reduce future Federal taxes payable and has an unlimited carryforward period.

The tax benefit of the Company's net operating loss carryforwards of $21.8 million relates to its non-U.S. operations. Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were:

                                              1995    1994    1993
                                             ------  ------  ------
Computed tax at the U.S. Federal statutory
  rate.....................................  $103.1  $ 60.0  $(45.3)
Statutory rate changes.....................            (3.0)
Adjustments to income tax accruals.........                    (5.0)
State income taxes, net of Federal benefit.     6.1     4.7     5.8
Restructuring..............................                    21.7
Other items................................     1.3     2.3     3.5
                                             ------- ------- -------
Income tax provision (benefit).............  $110.5  $ 64.0  $(19.3)
                                             ======= ======= =======
Effective tax rate.........................   37.5%   37.3%   14.5%

The effective rate for 1994 before the net tax benefit from the restructuring charge and the previously discussed statutory rate changes was 38.5 percent. The 1993 effective rate before the net benefit for restructuring and FAS 109 adoption was 36.8 percent. The favorable adjustments to income tax accruals included in the preceding table resulted from the conclusion of income tax audits that spanned a number of years.

Undistributed earnings of certain subsidiaries outside the United
States are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries which aggregated $188.4 million at June 30, 1995.

NOTE 10:  ACCRUED LIABILITIES

AT JUNE 30,                                   1995    1994
                                            -------  -------
Restructuring accruals.....................  $139.0  $176.1
Other......................................   210.4   179.9
                                             ------  ------
                                             $349.4  $356.0
                                             ======  ======

NOTE 11:  DEBT

The components of short-term debt were:

AT JUNE 30,                                  1995    1994
                                            ------  ------
Commercial paper........................... $ 53.3  $ 72.5
Notes payable..............................  125.7    55.0
Current maturities of long-term debt.......   18.5    20.3
                                            ------  ------
                                            $197.5  $147.8
                                            ======  ======

The components of long-term debt were:
AT JUNE 30,                                  1995    1994
                                            ------  ------
Commercial paper........................... $100.0  $100.0
9.875% debentures due in annual
  installments of $15.0 million, beginning
  in 2002, with final payment of $12.8
  million in 2011..........................  134.8   134.6
8.75% promissory note due in annual
  installments of $10.3 million, with final
  payment of $.5 million in 1997...........   10.8    31.3
7% debentures due 2013.....................   98.5    98.5
6% notes due 2003..........................   99.3    99.2
Other......................................   76.6    78.7
                                            ------  ------
                                             520.0   542.3
Less current maturities....................   18.5    20.3
                                            ------  ------
                                            $501.5  $522.0

At June 30, 1995 and 1994, commercial paper totaling $100.0 million, has been classified as long-term debt as it is backed by irrevocable long-term lines of credit.

The 9.875% debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

Maturities of long-term debt for the next five years are: 1996-$18.5 million; 1997-$6.6 million; 1998-$4.4 million; 1999-$34.7 million; and
2000-$103.6 million (includes $100.0 million of commercial paper).

The weighted average interest rate on short-term borrowings at June 30, 1995 and 1994 was 6.3% and 4.6%, respectively.

NOTE 12:  LINES OF CREDIT

The Company has a $450 million private-placement commercial paper program. This program is backed by $650 million of U.S. lines of credit, $100 million available until March 1996 and $550 million available until November 1999. Under the terms of this agreement, interest rates are determined at the time of borrowing and are dependent on the Company's senior debt ratings and usage level of the facility. At current usage level and senior debt ratings, the borrowing cost would be based on London Interbank Offered Rates plus
 .14 percent, or other alternative rates.

Commercial paper and borrowings under the U.S. credit lines of $153.3 million and $90 million, respectively, were outstanding at June 30, 1995. Non-U.S. lines of credit totaling $262.6 million are also available and borrowings under these lines were $35.7 million at June 30, 1995. These non-U.S. lines are cancelable at any time.

NOTE 13:  PENSION AND INVESTMENT PLANS

The Company has pension plans covering substantially all its employees that provide for retirement benefits based on years of service and the level of compensation for the highest three to five years occurring generally within a period of up to 10 years prior to retirement. Contributions to the U.S. plans meet ERISA minimum funding requirements.

Pension expense for continuing operations follows:

                                             1995    1994    1993
                                            ------  ------  ------
Service cost............................... $18.9   $18.1   $15.6
Interest cost on projected benefit
  obligation...............................  31.7    30.8    29.9
Earnings on plan assets.................... (24.0)  (21.2)  (35.0)
Net amortization of initial unrecognized
  asset and deferral of subsequent
  unrecognized net gains and losses........  (5.7)   (7.5)    9.3
                                            ------  ------  ------
                                            $20.9   $20.2   $19.8
                                            ======  ======  ======

U.S. pension expense in 1995, 1994 and 1993 was $17.9 million, $16.2 million and $15.7 million, respectively.

Assumptions used in determining the actuarial present value of benefit obligations follow:

                                             1995    1994    1993
                                            ------  ------  ------
Discount rate..............................  8.5%    8.0%    8.5%
Long-term rate of return on plan assets....  9.5%   10.0%   10.0%
Compensation increase rate.................  5.5%    5.5%    6.0%

The plans' assets mostly relate to U.S. plans and consist primarily of corporate equities, U.S. government debt securities and units of participation in a collective short-term investment fund.

The Company also sponsors three defined contribution investment plans. Participation in these plans is voluntary, with substantially all employees eligible to participate. Expenses related to the plans consist primarily of Company contributions which are based on percentages of certain employee contributions, plus discretionary amounts determined on an annual basis. Defined contribution expense for 1995, 1994 and 1993 was $12.4 million, $10.6 million and $7.5 million, respectively.

The funded status of Mallinckrodt's U.S. and non-U.S. pension plans and amounts recognized in the balance sheet follow:

                                     1995                       1994
                            ------------------------  -------------------------
                            Plans With   Plans With    Plans With   Plans With
                            Assets In    Accumulated   Assets In    Accumulated
                            Excess of    Benefits      Excess of    Benefits
                            Accumulated  In Excess     Accumulated  In Excess
                            Benefits     of Assets     Benefits     of Assets
                            -----------  -----------  -----------  -----------
Assets at fair value.......   $307.2        $ 48.8       $292.0      $ 41.2
Actuarial present value of
  benefit obligation:
    Vested benefits........    254.6          61.0        242.8        56.7
    Nonvested benefits.....      4.8           6.7          5.5         6.5
                              ------        ------       ------      ------
    Accumulated benefit
      obligation...........    259.4          67.7        248.3        63.2
    Projected future
      salary increases.....     69.8          19.4         67.6        23.4
                              ------        ------       ------      ------
    Projected benefit
      obligation...........    329.2          87.1        315.9        86.6
                              ------        ------       ------      ------
Projected benefit obligation
  in excess of plan assets..   (22.0)        (38.3)       (23.9)      (45.4)
Items not yet recognized in
  earnings:
    Unrecognized net (gain)
      loss..................    23.1          (2.3)        28.2         7.9
    Unamortized transition
      (asset) liability.....    (2.6)         10.8         (2.4)       12.7
                              -------       -------      -------     -------
Prepaid (accrued) pension
  liability.................  $ (1.5)       $(29.8)      $  1.9      $(24.8)
                              =======       =======      =======     =======

NOTE 14:  POST RETIREMENT AND POSTEMPLOYMENT BENEFITS

Mallinckrodt provides certain health care benefits for U.S. salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements while they worked for the Company. Health care benefits are paid directly by Mallinckrodt.

Net periodic postretirement benefits expense for 1995, 1994 and 1993 consisted of the following:

                                             1995    1994    1993
                                            ------  ------  ------
Service cost for benefits earned during the
  year..................................... $ 4.9   $ 3.6   $ 3.8
Interest cost on benefit obligation........  13.0    10.4    10.7
Amortization of unrecognized net loss......    .6
                                            -----   -----   -----
                                            $18.5   $14.0   $14.5
                                            =====   =====   =====

The following table presents the plan's funded status reconciled with amounts recognized in the Company's statement of financial position:


                                                      1995    1994
                                                     ------  ------
Accumulated postretirement benefit obligation (APBO):
  Retirees........................................... $90.3   $91.2
  Active employees...................................  62.8    60.0

Accumulated postretirement benefit obligation in
  excess of plan assets............................. 153.1   151.2
Unrecognized net loss............................... (10.4)  (26.5)
                                                     ------  ------
Accrued postretirement benefit cost................. $142.7  $124.7
                                                     ======  ======

The discount rate used in determining the APBO at June 30, 1995 and 1994 was 8.5 percent and 8.0 percent, respectively.

The assumed health care cost trend rate used in measuring the APBO at June 30, 1995 was 10.0 percent, gradually declining to 5.0 percent in 2006 and thereafter. At June 30, 1994 the rate was 10.5 percent gradually declining to 5.0 percent in 2005 and thereafter. A one percentage point increase in the health care cost trend rate would increase the APBO as of June 30, 1995, by $17.8 million and the aggregate service and interest cost by $2.5 million.

NOTE 15:  CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1995, par value $100, 4 Percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 a share. During the three years ended June 30, 1995, the number of issued and outstanding shares did not change.

At June 30, 1995, the Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.

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

The Company has a three year incentive award program for executive officers which expires June 30, 1997. There are 1,000,000 common shares reserved for issuance under this plan.

Common shares reserved at June 30, 1995, consisted of the following:

Exercise of common stock purchase rights................ 87,711,353
Exercise of stock options and granting of stock awards.. 10,960,267
                                                         ----------
                                                         98,671,620

Changes in the number of shares of common stock issued
  and in treasury were as follows:
                                     1995        1994        1993
                                 -----------  ----------- ----------
Common stock issued.............. 87,116,289  87,116,289  87,116,289
Treasury common stock:
  Balance, beginning of year..... 10,110,056  10,671,514  11,371,742
  Stock options exercised........   (371,913)   (429,645)   (833,560)
  Purchased......................    499,854          19     274,267
  (Awards) cancellations of
    restricted shares............    127,206    (131,832)   (140,935)
                                  ----------- ----------- -----------
  Balance, end of year........... 10,365,203  10,110,056  10,671,514
                                  ----------- ----------- -----------
Common stock outstanding, end of
  year........................... 76,751,086  77,006,233  76,444,775
                                  ==========  ==========  ==========

NOTE 16:  STOCK PLANS

Three non-qualified stock option plans provide for granting options to purchase shares of common stock at prices not less than 100 percent of market price (as defined) at the date of grant. Options under these plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility.

Information on stock option activity follows:

                                     Price
                                     Range     1995       1994
                                     ------  ---------  ---------
NUMBER OF OPTIONS
Outstanding, beginning of year...... $10-40  5,351,732  4,883,358
Granted.............................  30-34  1,419,656  1,363,680
Cancelled...........................  16-40   (272,826)  (465,661)
Exercised...........................  10-37   (371,913)  (429,645)
                                             ---------- ----------
Outstanding, end of year............  10-40  6,126,649  5,351,732
                                             =========  =========
AT JUNE 30,
  Exercisable..............................  4,214,583  3,478,030
  Reserved for future option grants........  3,833,618  4,980,448

The average exercise price of outstanding stock options at June 30, 1995, was $30.14 a share, based on an aggregate exercise price of about $185 million. Outstanding stock options will expire over a period ending no later than April 17, 2005.

The 1973 non-qualified stock option and award plan also provides for the award of restricted shares of Mallinckrodt's common stock to executive officers. Under provisions of the plan, the grantee makes no cash payment for the award and the shares are held in escrow until vested, with the grantee being unable to dispose of the restricted shares until vested. Upon forfeiture of any share of restricted stock in accordance with the stock option and award plan, or the terms and conditions of the award, the shares would automatically be transferred to and reacquired by the Company at no cost. In 1995 and 1994, the Company issued from its treasury stock 109 and 131,832 restricted shares, respectively. In 1995, the Company reacquired 127,315 shares of unrestricted stock in lieu of payment of withholding taxes on the 424,215 shares of restricted stock previously awarded to executive officers in connection with a three year incentive award program which expired and vested on June 30, 1994. An additional award of 5,000 shares of restricted stock will vest on April 3, 1996.

NOTE 17:  INTERNATIONAL OPERATIONS

Net sales, earnings from continuing operations before income taxes, and identifiable assets by geographic areas follow:

1995           United              Asia/    Latin
----           States    Europe   Pacific  America  Canada    Total
              --------   ------   -------  -------  ------  ---------
Gross Sales   $1,519.1   $588.1   $187.4   $118.1   $101.8   $2,514.5
Intercompany     135.6    111.6      5.2      4.0     46.0      302.4
              --------   ------   ------   ------   ------   --------
Net Sales     $1,383.5   $476.5   $182.2   $114.1   $ 55.8   $2,212.1
              ========   ======   ======   ======   ======   ========


1994           United             Asia/    Latin
----           States    Europe   Pacific  America  Canada    Total
              --------   ------   -------  -------  ------   --------
Gross Sales   $1,353.3   $453.7   $163.7   $119.1   $84.3    $2,174.1
Intercompany     130.0     68.9      3.3      2.1    29.7       234.0
              --------   ------   ------   -------  -----    --------
Net Sales     $1,223.3   $384.8   $160.4   $117.0   $54.6    $1,940.1
              ========   ======   ======   =======  =====    ========


1993           United             Asia/    Latin
----          States    Europe   Pacific  America  Canada    Total
              --------   ------   -------  -------  ------   --------
Gross Sales   $1,240.9   $395.0   $167.8   $113.0   $72.4    $1,989.1
Intercompany     119.9     41.7      6.4       .6    24.2       192.8
              --------   ------   ------   ------   -----    --------
Net Sales     $1,121.0   $353.3   $161.4   $112.4   $48.2    $1,796.3
              ========   ======   ======   ======   =====    ========


EARNINGS                                     1995    1994    1993
                                            ------  ------  ------
United States.............................  $208.8  $220.0  $ 181.9
Europe....................................   116.2    67.3     56.5
Asia/Pacific..............................    12.0    14.6     16.4
Latin America.............................    23.2    17.8     16.0
Canada....................................     5.0     4.0      (.4)
Restructuring charge......................           (93.9)  (334.1)
Corporate.................................   (28.8)  (30.2)   (35.5)
Eliminations..............................    (7.5)   (6.5)    (9.8)
                                            ------- ------- --------
Operating earnings........................   328.9   193.1   (109.0)
Equity in pre-tax earnings of joint
  venture.................................    25.3    18.5     10.6
Interest expense, net.....................   (59.6)  (40.2)   (34.7)
                                            ------- ------- --------
Consolidated..............................  $294.6  $171.4  $(133.1)
                                            ======= ======= ========


ASSETS                                   1995      1994      1993
                                       --------  --------  --------
United States......................... $1,570.9  $1,385.6  $1,211.5

Europe................................    800.0     736.4     601.5
Asia/Pacific..........................    228.7     171.6     155.3
Latin America.........................     84.3      80.5      78.4
Canada................................     47.0      32.9      26.0
Corporate.............................    113.3     143.4     188.3
Eliminations..........................   (123.6)   (116.9)    (83.4)
                                       ---------  --------  --------
Consolidated.......................... $2,720.6   $2,433.5  $2,177.6
                                       =========  ========  ========

RESTRUCTURING CHARGES BY REGION WERE:              1994     1993
                                                   -----   ------
United States..................................... $93.9   $257.9
Europe............................................           35.4
Asia/Pacific......................................           33.0
Latin America.....................................            7.8
                                                   -----   ------
                                                   $93.9   $334.1
                                                   =====   ======

Transfers of product between geographic areas are at prices approximating those charged to unaffiliated customers. All such transfers are fully eliminated.

Net foreign exchange translation gains (losses) from businesses in hyperinflationary economies aggregated $.7 million, $(4.2) million and $(5.8) million in 1995, 1994 and 1993, respectively, and have been included in "Other operating income (expense), net" in the Consolidated Statement of Operations. These translation effects were primarily from Mallinckrodt Veterinary operations in Latin America. Translation effects for all of Mallinckrodt's businesses were not material.

NOTE 18:  BUSINESS SEGMENTS

The tables on page 27 show Mallinckrodt's continuing worldwide operations, which are organized in three industry segments as follows:

MALLINCKRODT CHEMICAL

Production and sale of analgesics and medicinal narcotics used by pharmaceutical companies and catalysts, specialty inorganics, stearates and laboratory chemicals used by industry and research organizations. Through the Tastemaker joint venture, the company also participates in the worldwide flavors business.

MALLINCKRODT MEDICAL

Production and sale of products used primarily in hospitals, including X-ray contrast media, interventional products, diagnostic and therapeutic radiopharmaceuticals, airway management products, temperature monitoring products, and blood gas and vital sign monitoring systems.

MALLINCKRODT VETERINARY

Production and sale of pharmaceuticals, biologicals, veterinary specialties, other health-related products and mineral feed supplements for food and companion animals.

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

NOTE 19:  COMMITMENTS

The Company leases office space, data processing equipment, buildings, and machinery and equipment. Rent expense for continuing operations in 1995, 1994 and 1993 related to operating leases was $27.9 million, $32.1 million and $29.6 million, respectively.

Minimum rent commitments for continuing operations at June 30, 1995, under operating leases with a remaining noncancelable period exceeding one year follow:


YEARS ENDING JUNE 30,
1996....................................................$ 31.9
1997....................................................  24.0
1998....................................................  18.3
1999....................................................  15.6
2000....................................................  13.6
Later years.............................................  40.5
                                                        ------
                                                        $143.9
                                                        ======

NOTE 20:  CONTINGENCIES

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

QUARTERLY RESULTS
(In millions except per share amounts)

Fiscal 1995 (Unaudited)
                                          Quarter
                           -------------------------------------
                           First     Second    Third     Fourth      Year
                           -------   -------   -------   -------   ---------
Net sales................  $487.7    $516.3    $569.1    $639.0    $2,212.1
Gross margins............   213.0     236.7     255.9     291.3       996.9
Earnings from continuing
  operations.............    34.7      40.6      48.1      60.7       184.1
Loss from discontinued
  operations.............     (.8)      (.8)     (1.1)     (1.1)       (3.8)
                           -------   -------   -------   -------   ---------
Net earnings.............    33.9      39.8      47.0      59.6       180.3
Preferred stock dividends     (.1)      (.1)      (.1)      (.1)        (.4)
                           -------   -------   -------   -------   ---------
Available for common
  shareholders...........  $ 33.8    $ 39.7    $ 46.9    $ 59.5    $  179.9
                           =======   =======   =======   =======   =========
Earnings per common share:
  Continuing operations..  $ .45     $ .52     $ .62     $ .78     $2.37
  Discontinued operations.  (.01)      (.01)    (.01)     (.02)     (.05)
                           ------    -------   ------    ------    ------
Net earnings.............. $ .44     $ .51     $ .61     $ .76     $2.32
                           ======    =======   ======    ======    ======

Fiscal 1994 (Unaudited)
                                          Quarter
                           -------------------------------------
                           First     Second    Third     Fourth      Year
                           -------   -------   -------   -------   ---------
Net sales................. $444.9    $466.3    $486.7    $542.2    $1,940.1
Gross margins.............  202.4     215.3     229.5     255.6       902.8
Earnings (loss) from
  continuing operations...   35.3      36.7      42.9      (7.5)      107.4
Loss from discontinued
  operations..............    (.8)      (.7)      (.6)     (1.5)       (3.6)
                           -------   -------   -------   -------   ---------
Net earnings (loss).......   34.5      36.0      42.3      (9.0)      103.8
Preferred stock dividends.    (.1)      (.1)      (.1)      (.1)        (.4)
                           -------   -------   -------   -------   ---------
Available for common
  shareholders............ $ 34.4    $ 35.9    $ 42.2    $ (9.1)   $  103.4
                           =======   =======   =======   =======   =========
Earnings (loss) per common
  share:
  Continuing operations... $ .45     $ .47     $ .55     $(.10)    $1.38
  Discontinued operations.  (.01)     (.01)     (.01)     (.02)     (.05)
                           ------    ------    ------    ------    ------
  Net earnings (loss)..... $.44      $.46      $.54      $(.12)    $1.33
                           ======    ======    ======    ======    ======

Fiscal 1994
Earnings from continuing operations included favorable tax adjustments of $1.4 million, or $.02 per share and $1.6 million, or $.02 per share, in the first and third quarters, respectively, resulting from U.S. and foreign tax law changes.

Fourth quarter earnings from continuing operations included after-tax restructuring charges of $58.8 million, or $.76 per share.

Earnings from continuing operations without restructuring charges and favorable tax adjustments were:

                                          Quarter
                           -------------------------------------
                           First     Second    Third     Fourth      Year
                           -------   -------   -------   -------   ---------
Net of taxes.............. $33.9     $36.7     $41.3     $51.3     $163.2
Per share................. $ .43     $ .47     $ .53     $ .66     $ 2.10

Earnings per share for the four quarters of 1994 are less than full year per share results by $.01, due to an increase in common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the Registrant, see pages 1 through 4, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 1995. For information concerning executive officers of the Registrant, see Part I of this report and page 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on October 18, 1995.

ITEM 11. EXECUTIVE COMPENSATION

For information concerning executive compensation, see pages 6 through 19, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 8 and 9, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see pages 7, 9 and 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 1995.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     (a)  Financial Statements, Financial Statement Schedules and
          Exhibits

     (1)(2) See index on page 52 for a listing of financial statements and financial statement schedules filed with this report.

     (3)     Exhibits filed with this report.

                                                   Incorporated     Filed With
Exhibit                                               Herein        Electronic
Number                  Description               by Reference to   Submission
-------   -------------------------------------  -----------------  ----------
3.1       Restated Certificate of Incorporation  Exhibit 3.1 to
          dated June 22, 1994.                   1994 10-K.

3.2       By-Laws of Mallinckrodt as amended     Exhibit 3.3 to
          through April 18, 1990.                1990 10-K.

4.1       Form 8-A Registration Statement under  Exhibit 4.6 to
          Section 12 of the Securities Exchange  1989 10-K.
          Act of 1934, dated April 10, 1987
          defining the rights of holders of
          Mallinckrodt's 4% Cumulative
          Preferred Stock and Common Stock.

4.2       Amended and restated common stock      Exhibit 4(b) to
          purchase rights agreement dated        Form 8-K dated
          March 10, 1989.                        March 10, 1989.

4.3       Second amendment to the common stock   Exhibit 6 to
          purchase rights agreement dated        Form 8-K dated
          April 17, 1991.                        April 18, 1991.

4.4       Indenture dated as of March 15, 1985,  Exhibit 4.1 to
          as amended and restated as of          Form S-3
          February 15, 1995 between              Registration
          Mallinckrodt and First Trust of New    Statement
          York, National Association.            No. 33-57821

4.5       Form 8-A Registration Statement under  Exhibit 4.5 to
          Section 12 of the Securities           1994 10-K.
          Exchange Act of 1934, dated May 6,
          1994 regarding $100 million 6% Notes
          due October 15, 2003, and $100
          million 7% Debentures due December
          15, 2013.

10.1(a)   Contingent Employment Agreement with   Exhibit 10.1(c) to
          C. Ray Holman dated April 1, 1987.(1)  1991 10-K.

10.1(b)   Contingent Employment Agreement with   Exhibit 10.1(c) to
          Robert G. Moussa dated April 19,       1993 10-K.
          1990. (1)

10.1(c)   Contingent Employment Agreement with   Exhibit 10.1(f) to
          Mack G. Nichols dated April 1,         1991 10-K.
          1987. (1)

10.1(d)   Employment Agreement with Michael A.   Exhibit 10.1 to
          Rocca dated April 4, 1994. (1)         December 31,
                                                 1994 Form 10-Q.

10.1(e)   Agreement with Michael A. Rocca        Exhibit 10.2 to
          dated April 5, 1994. (1)               December 31,
                                                 1994 Form 10-Q.

10.1(f)(i)Gross-Up Agreement with Michael A.     Exhibit 10.3 to
          Rocca dated May 9, 1994. (1)           December 31,
                                                 1994 Form 10-Q.

10.1(f)
 (ii)     Amendment No. 1 to Gross-Up                                 X
          Agreement with Michael A. Rocca
          dated September 20, 1994. (1)

10.1(g)   Agreement with Paul D. Cottone         Exhibit 10.4 to
          dated October 1, 1994. (1)             December 31,
                                                 1994 Form 10-Q.

10.1(h)   Employment Agreement with Paul D.      Exhibit 10.5 to
          Cottone dated October 1, 1994. (1)     December 31,
                                                 1994 Form 10-Q.

10.1(i)   Gross-Up Agreement with Paul D.        Exhibit 10.6 to
          Cottone dated October 1, 1994. (1)     December 31,
                                                 1994 Form 10-Q.

10.1(j)   Consulting Agreement with Herve M.     Exhibit 10.7 to
          Pinet for the period December 1,       December 31,
          1994 to November 30, 1995. (1)         1994 Form 10-Q.

10.2      Mallinckrodt Executive Life            Exhibit 10.2 to
          Insurance Program adopted May 20,      1989 10-K.
          1987. (1)

10.3      Restated Mallinckrodt Executive        Exhibit 10.3 to
          Long-Term Disability Plan              1989 10-K.
          effective January 1, 1987. (1)

10.4(a)   Supplemental Benefit Plan for          Exhibit 10.6(a) to
          Participants in the                    1989 10-K.
          Mallinckrodt Retirement Plan as
          amended and restated effective
          January 1, 1980. (1)

10.4(b)   Amendment No. 1 dated June 20, 1989    Exhibit 10.6(b) to
          to Supplemental Benefit Plan for       1989 10-K.
          Participants in the Retirement Plan
          for Salaried Employees of
          Mallinckrodt. (1)

10.4(c)   Amendment No. 2 dated April 20, 1990   Exhibit 10.6(c) to
          to Supplemental Benefit Plan for       1990 10-K.
          Participants in the Mallinckrodt
          Retirement Plan. (1)

10.5(a)   Mallinckrodt Supplemental Executive    Exhibit 10.7(a)
          Retirement Plan restated effective     1989 10-K.
          April 19, 1988. (1)

10.5(b)   Amendment No. 1 effective December 6,  Exhibit 10.7(c) to
          1989, to Supplemental Executive        1990 10-K.
          Retirement Plan. (1)

10.6(a)(i)Gross-Up Agreement with C. Ray Holman  Exhibit 10.7a(a) to
          dated July 1, 1992 and Amendment       1993 10-K.
          dated April 30, 1993. (1)

10.6(a)
 (ii) Amendment No. 2 to Gross-Up Agreement Exhibit 10.7(a)(ii) with C. Ray Holman dated September 1, to 1994 10-K.
          1993. (1)

10.6(a)
 (iii)    Amendment No. 3 to Gross-Up Agreement                       X
          with C. Ray Holman dated September 20,
          1994. (1)

10.6(b)(i)Gross-Up Agreement with Robert G.      Exhibit 10.7(c) to
          Moussa dated April 22, 1993. (1)       1993 10-K.

10.6(b)
 (ii)     Amendment No. 2 to Gross-Up Agreement  Exhibit 10.7(c)(ii)
          with Robert G. Moussa dated            to 1994 10-K.
          September 1, 1993. (1)

10.6(b)
 (iii)    Amendment No. 3 to Gross-Up Agreement                       X
          with Robert G. Moussa dated
          September 20, 1994. (1)

10.6(c)
 (i)      Gross-Up Agreement with Mack G.        Exhibit 10.7(d)
          Nichols dated July 1, 1992. (1)        to 1993 10-K.

10.6(c)
 (ii)     Amendment No. 2 to Gross-Up Agreement  Exhibit 10.7(d)(ii)
          with Mack G. Nichols dated             to 1994 10-K.
          September 1, 1993. (1)

10.6(c)
(iii)     Amendment No. 3 to Gross-Up Agreement                       X
          with Mack G. Nichols dated
          September 20, 1994. (1)

10.7      Mallinckrodt Management Incentive      Exhibit 10.9(b) to
          Compensation Program as amended and    1991 10-K.
          restated effective July 1, 1991. (1)

10.8(a)   Mallinckrodt 1973 Stock Option and     Post-Effective
          Award Plan as amended effective        Amendment No. 1 to
          February 21, 1990. (1)                 Form S-8
                                                 Registration
                                                 Statement
                                                 No. 33-32109.

10.8(b)   Amendment No. 1 to the Mallinckrodt    Form S-8
          1973 Stock Option and Award Plan       Registration
          dated June 19, 1991. (1)               Statement
                                                 No. 33-43925.

10.9      Mallinckrodt Directors Retirement      Exhibit 10.10
          Services Plan as amended and restated  1993 10-K.
          effective April 21, 1993. (1)

10.10(a)  Mallinckrodt 1981 Stock Option Plan    Post-Effective
          as amended through April 19, 1988. (1) Amendment
                                                 No. 3 to
                                                 Form S-8
                                                 Registratin
                                                 Statement
                                                 No. 2-80553.

10.10(b)  Amendment to the 1981 Stock Option     Exhibit 10.12(b)
          Plan effective February 15, 1989. (1)  to 1989 10-K.

10.10(c)  Amendment to the 1981 Stock Option     Exhibit 10.12(c) to
          Plan effective June 19, 1991. (1)      1991 10-K.

10.11(a)  Intercorporate Agreement dated as of   Exhibit 10.1 to
          July 1, 1987 by and between            IMC Fertilizer
          Mallinckrodt and IMC Fertilizer        Group, Inc.'s
          Group, Inc. with Exhibits, including   Form S-1
          the Restated Certificate of            Registration
          Incorporation of IMC Fertilizer        Statement
          Group, Inc., as amended; By-Laws of    No. 33-17091
          IMC Fertilizer Group, Inc.;
          Preliminary Agreement for K-2
          Advances; Registration Rights
          Agreement; Services Agreement;
          Management Services Agreement;
          Agreement regarding Pollution
          Control and Industrial Revenue Bonds;
          License Agreement; office lease and
          sublease; management agreements;
          supply agreements; and transportation
          service agreements.

10.12(a)  Note Agreement with The Prudential     Exhibit 10.13(a)
          Insurance Company of America dated     to 1992 10-K.
          as of February 1, 1980.

10.12(b)  Agreement dated June 3, 1981,          Exhibit 10.14(b)
          consolidating obligation in Loan       to 1990 10-K.
          Agreement dated April 18, 1973,
          under Note Agreement dated as of
          February 1, 1980.

10.12(c)  Amendment dated June 15, 1989, to      Exhibit 10.14(d)
          Note Agreement with Prudential         to 1989 10-K.
          Insurance Company of America dated
          as of February 1, 1980.

10.12(d)  Amendment dated April 18, 1991 to      Exhibit 10.14(e) to
          Note Agreement with Prudential         1991 10-K.
          Insurance Company of America dated
          as of February 1, 1980 as amended.

10.12(e)  Amendment dated June 2, 1992 to Note   Exhibit 10.13(c) to
          Agreement with Prudential Insurance    1992 10-K.
          Company of America dated as of
          February 1, 1980 as amended.

10.12(f)  Amendment dated July 20, 1993 to Note  Exhibit 10.13(f) to
          Agreement with Prudential Insurance    1993 10-K.
          Company of America dated as of
          February 1, 1980 as amended.

10.13     Management Compensation and Benefit    Exhibit 10.30 to
          Assurance Program. (1)                 1988 10-K.

10.14     Form of Trust Agreement dated June 7,  Exhibit 10.31 to
          1988, between Mallinckrodt and         1988 10-K.
          Wachovia Bank & Trust of North
          Carolina, N.A., incident to the
          program in Exhibit 10.14, for
          Mallinckrodt's 1973 Stock Option
          and Award Plan, 1981 Stock Option
          Plan, Long-Term Performance Incentive
          Plan, Supplemental Executive
          Retirement Plan, Contingent Employment
          Agreements, Gross-Up of Excise Tax
          Agreement, and Management Incentive
          Compensation Plan. (1)

10.15(a)  Corporate Staff Employee Severance     Exhibit 10.33 to
          and Benefit Assurance Policy. (1)      1988 10-K.

10.15(b)  Form of letter sent to participants    Exhibit 10.18(b)
          in Mallinckrodt's Corporate Staff      to 1989 10-K.
          Employee Severance and Benefit
          Assurance Program. (1)

10.16     Supplemental Life Plan of              Exhibit 10.20 to
          Mallinckrodt, Inc. effective           1989 10-K.
          July 15, 1984. (1)

10.17     Mallinckrodt Directors' Stock Option   Exhibit 4(a) to
          Plan effective October 17, 1990. (1)   Form S-8
                                                 Registration
                                                 Statement
                                                 No. 33-40246.

10.18(a)  Consulting Agreement with Ronald G.    Exhibit 10.27 to
          Evens, M.D., for the period from       Amendment
          January 1, 1987, through December 31,  No. 1 to 1992
          1989; extended for the calendar        10-K.
          years 1990, 1991 and 1992. (1)

10.18(b)  Amendment dated December 17, 1992      Exhibit 10.26(b)
          to Consulting Agreement with Ronald    to 1993 10-K.
          G. Evens, M.D., described in Exhibit
          10.25(a). (1)

10.18(c)  Amendment dated January 7, 1994 to     Exhibit 10.9 to
          Consulting Agreement with Ronald G.    December 31,
          Evens, M.D., extending Agreement       1994 Form 10-Q.
          through December 31, 1994.(1)

10.18(d)  Amendment dated February 1, 1995 to    Exhibit 10.10 to
          Consulting Agreement with Ronald G.    December 31,
          Evens, M.D., extending Agreement       1994 Form 10-Q.
          through December 31, 1995. (1)

10.19     Credit Agreement dated March 16,       Exhibit 10.1 to
          1995 between Coopers Animal Health     March 31, 1995
          Inc. with Mallinckrodt as Guarantor    Form 10-Q.
          and Morgan Guaranty Trust Company of
          New York, as Agent ($100 million
          facility).

10.20     Credit Agreement dated November 30,    Exhibit 10.8 to
          1994 between Mallinckrodt and Morgan   December 31,
          Guaranty Trust Company of New York,    1994 Form 10-Q.
          as Administrative Agent and Co-Agent
          and The Chase Manhattan Bank, N.A.,
          as Co-Agent ($550 million facility).

10.21     Offering Memorandum by J.P. Morgan     Exhibit 10.29 to
          for sale of the commercial paper (CP)  1993 10-K.
          notes of Mallinckrodt.  The CP
          program is backed by credit agreement
          included at 10.20.

10.22(a)  Deferral Election Plan for Non-        Exhibit 10.29 to
          Employee Directors, effective          1994 10-K.
          June 30, 1994. (1)

10.22(b)  Amendment of Deferral Election Plan                         X
          for Non-Employee Directors, effective
          February 15, 1995. (1)

10.23     Long-Term Incentive Compensation       Exhibit 10.30 to
          Plan, effective July 1, 1994. (1)      1994 10-K.

11.1      Primary earnings per share                                  X
          computation for the three years ended
          June 30, 1995.

11.2      Fully diluted earnings per share                            X
          computation for the three years ended
          June 30, 1995.

21        Subsidiaries of the Registrant.                             X

23.1      Consent of Ernst & Young LLP.                               X

27        Financial data schedule for the year                        X
          ended June 30, 1995.

___________

(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

     (b)  Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.
   - Report dated September 8, 1995, under Item 5 regarding
     Management's Discussion and Analysis and financial information for the year ended June 30, 1995.

   - Report dated September 14, 1995, under Item 5 regarding repurchase of Company stock.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        Page
                                                       ------
Consolidated Balance Sheet at June 30, 1995 and 1994.....28
For the years ended June 30, 1995, 1994 and 1993:
  Information by Business Segment........................26
  Consolidated Statement of Operations...................27
  Consolidated Statement of Cash Flows...................29
  Consolidated Statement of Changes in Shareholders'
    Equity...............................................30
Notes to Consolidated Financial Statements...............31-44
Quarterly Results (Unaudited)............................45

___________

All other schedules are omitted as the required information is not present in sufficient amounts or the required information is included in the consolidated financial statements or notes thereto.

Financial statements and schedules and summarized financial information of 50 percent or less owned entities are omitted, as none of such entities are individually or in the aggregate significant under the tests specified in Regulation S-X under Article 3-09, of General Instructions as to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Mallinckrodt Group Inc.
   -----------------------
        (Registrant)




By:    MICHAEL A. ROCCA           By:        WILLIAM B. STONE
   -------------------------           -----------------------------
       Michael A. Rocca                      William B. Stone
   Senior Vice President and           Vice President and Controller
    Chief Financial Officer

Date:  September 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                     Date
---------                      -----                     ----

C. RAY HOLMAN        President, Chief Executive   September 22, 1995
-------------------    Officer and Director
C. Ray Holman


MICHAEL A. ROCCA     Senior Vice President and    September 22, 1995
-------------------    Chief Financial Officer
Michael A. Rocca


WILLIAM B. STONE     Vice President and           September 22, 1995
-------------------    Controller (Chief
William B. Stone       Accounting Officer)


RAYMOND F. BENTELE           Director             September 22, 1995
-------------------
Raymond F. Bentele


WILLIAM L. DAVIS             Director             September 22, 1995
-------------------
William L. Davis


RONALD G. EVENS              Director             September 22, 1995
-------------------
Ronald G. Evens


ALEC FLAMM                   Director             September 22, 1995
-------------------
Alec Flamm


ROBERTA S. KARMEL            Director             September 22, 1995
-------------------
Roberta S. Karmel


CLAUDINE B. MALONE           Director             September 22, 1995
-------------------
Claudine B. Malone


MORTON MOSKIN                Director             September 22, 1995
-------------------
Morton Moskin


HERVE M. PINET               Director             September 22, 1995
-------------------
Herve M. Pinet


BRIAN M. RUSHTON             Director             September 22, 1995
-------------------
Brian M. Rushton


DANIEL R. TOLL               Director             September 22, 1995
-------------------
Daniel R. Toll


ANTHONY VISCUSI              Director             September 22, 1995
-------------------
Anthony Viscusi