Form 10-K/A
period 1995-06-30
MALLINCKRODT GROUP INC
filed 1995-11-03
CIK 51396

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                         _______________________

                              FORM 10-K/A No. 1
       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended June 30, 1995
   _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from         to
                      Commission file number 1-483
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

The purpose of this amendment is to add the following material to the Registrant's Annual Report onForm 10-K for the fiscal year ended June 30, 1995.

PART II.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)
                                                        Years ended June 30,
                                                 --------------------------------
                                                   1995     1994 (1)   1993 (1)
                                                 --------    --------   ---------
Net sales........................................$2,212.1    $1,940.1   $1,796.3
Earnings (loss) from continuing operations.......$  184.1    $  107.4   $ (113.8)
Earnings (loss) from discontinued operations(5)..    (3.8)       (3.6)      (6.0)
Cumulative effects of accounting changes.........                          (80.6)
                                                 ---------   ---------  ---------
Net earnings (loss)..............................   180.3       103.8     (200.4)
Preferred stock dividends........................     (.4)        (.4)       (.4)
                                                 ---------   ---------  ---------
Available for common shareholders................$  179.9    $  103.4   $ (200.8)
                                                 =========   =========  =========



Per Common Share Data (6)
Earnings (loss) from continuing operations.......  $ 2.37       $ 1.38     $(1.48)
Net earnings (loss)..............................    2.32         1.33      (2.60)
Dividends declared...............................     .55          .49        .43
Book value.......................................   15.12        13.05      11.77
Weighted average common shares (in millions).....    77.5         77.6       77.4



                                                        Years ended June 30,
                                                 -------------------------------
                                                 1992 (2)    1991 (3)   1990 (4)
                                                 --------    --------   --------
Net sales........................................$1,072.9    $1,633.9   $1,424.6
Earnings (loss) from continuing operations.......$  128.8    $   97.2   $   55.3
Earnings (loss) from discontinued operations(5)..    (1.3)       (9.0)       1.2
Cumulative effects of accounting changes.........
                                                 ---------   ---------  ---------
Net earnings (loss)..............................   127.5        88.2       56.5
Preferred stock dividends........................     (.4)        (.4)      (4.2)
                                                 ---------   ---------  ---------
Available for common shareholders................$  127.1    $   87.8   $   52.3
                                                 =========   =========  =========



Per Common Share Data (6)
Earnings (loss) from continuing operations.......  $ 1.65       $ 1.37     $  .79
Net earnings (loss)..............................    1.63         1.24        .81
Dividends declared...............................     .38          .33        .33
Book value.......................................   16.02         14.42     11.97
Weighted average common shares (in millions).....    77.8         70.6       65.0


OTHER DATA
                                                      Years ended June 30,
                                                 --------------------------------
                                                   1995      1994 (1)   1993 (1)
                                                 --------    --------   ---------
Total assets...................................  $2,720.6    $2,433.5   $2,177.6
Working capital................................     271.8       261.3      203.7
Current ratio..................................     1.4:1       1.4:1      1.3:1
Total debt.....................................  $  699.0    $  669.8   $  617.0
Net deferred income tax (assets) liabilities...      25.7       (40.9)     (36.0)
Shareholders' equity...........................   1,171.5     1,015.9      910.5
Invested capital...............................   1,870.5     1,685.7    1,527.5
Total debt/invested capital....................       37%         40%        40%
Capital expenditures...........................  $  160.8    $  172.3   $  188.3
Total dividends declared.......................      42.2        37.7       33.2
Common shares outstanding (in millions)........      76.8        77.0       76.4
Number of employees............................    10,300      10,200     10,000


                                                      Years ended June 30,
                                                 --------------------------------
                                                 1992 (2)    1991 (3)   1990 (4)
                                                 --------    --------   ---------
Total assets...................................  $2,050.8    $2,250.2   $2,130.9
Working capital................................     351.6       409.0      311.1
Current ratio..................................     1.8:1       1.6:1      1.8:1
Total debt.....................................  $  373.7    $  643.4   $  837.4
Net deferred income tax (assets) liabilities...      41.7        48.0       52.9
Shareholders' equity...........................   1,224.2     1,084.2      824.8
Invested capital...............................   1,597.9     1,727.6    1,662.2
Total debt/invested capital....................       23%         37%        50%
Capital expenditures...........................  $  150.4    $  123.4   $   85.7
Total dividends declared.......................      29.5        23.7       25.8
Common shares outstanding (in millions)........      75.7        75.2       68.1
Number of employees............................     9,500       9,800      9,600


(1) See "Management's Discussion and Analysis" for a description of nonrecurring items.

(2) Results for 1992 included an after-tax charge of $2.4 million, or $.03 per share related to the formation of Tastemaker, the flavors joint venture and an after-tax charge of $3.0 million, or $.04 per share related to technical manufacturing control problems at Mallinckrodt Veterinary's Kansas City, Kansas manufacturing facility. These charges were partially offset by an after-tax gain of $6.7 million, or $.08 per share from sales of investments.

(3) Results for 1991 included an after-tax gain of $2.0 million, or $.03 per share, from the sale of intangibles at Mallinckrodt
     Veterinary.

(4) Results for 1990 included favorable adjustments from the conclusion of income tax audits that amounted to $11.9 million after taxes, or $.18 per share. That benefit was partially offset by restructuring charges of $4.9 million, $3.0 million after taxes, or $.05 per share, and charges for compensation plans tied to the price of the Company's common stock that amounted to $3.9 million, $2.4 million after taxes, or $.04 per share.

(5) See Note 1 of Notes to Consolidated Financial Statements for information on discontinued operations in 1995, 1994 and 1993. The results for 1992 included a nonrecurring after-tax gain of $.3 million, from net effects related to the IFL stock sales. The results for 1991 included nonrecurring after-tax charges of $2.8 million or $.04 per share, also from net effects related to the IFL stock sales. The results for 1990 included nonrecurring after-tax gains of $5.2 million, or $.08 per share from the sale of the fragrance business. Results for 1992, 1991 and 1990 also included after-tax charges of $1.3 million, or $.02 per share; $6.2 million, or $.09 per share; and $7.6 million, or $.12 per share, respectively, for environmental and litigation costs related to operations previously sold.

(6) Presented on a primary per common share basis adjusted for the 3-for-1 stock split in November 1991.

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

Date:  November 3, 1995