Form 10-Q
period 1995-09-30
MALLINCKRODT GROUP INC
filed 1995-11-03
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   ______________________________

                              FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---       THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995
                                 OR
   ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

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

               Applicable Only To Corporate Issuers:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 76,529,742 shares excluding 10,586,547 treasury shares as of September 30, 1995.

PART  I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Group Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1995 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)

                                                 Three Months Ended
                                                     September 30,
                                                 -------------------
                                                   1995        1994
                                                 -------     -------
Net sales                                        $492.1      $448.6

Operating costs and expenses:
  Cost of goods sold                              268.3       248.3
  Selling, administrative and general expenses    138.9       123.7
  Research and development expenses                24.1        23.2
  Other operating income, net                      (3.2)       (2.1)
                                                 -------     -------
Total operating costs and expenses                428.1       393.1
                                                 -------     -------
Operating earnings                                 64.0        55.5

Equity in pre-tax earnings of joint venture         7.3         6.1
Interest and other nonoperating expense, net        (.4)        (.3)
Interest expense                                  (13.8)      (12.0)
                                                 -------     -------
Earnings from continuing operations before
  income taxes                                     57.1        49.3
Income tax provision                               21.4        18.8
                                                 -------     -------
Earnings from continuing operations                35.7        30.5
Discontinued operations, net of income taxes
  of $2.1 million in each year                      3.5         3.4
                                                 -------     -------
Net earnings                                       39.2        33.9
Preferred stock dividends                           (.1)        (.1)
                                                 -------     -------
Available for common shareholders                $ 39.1      $  33.8
                                                 =======     =======

Earnings per common share
  Continuing operations                           $.46        $.40
  Discontinued operations                          .04         .04
                                                  -----       -----
  Net earnings                                    $.50        $.44
                                                  =====       =====

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)

                                         September 30,      June 30,
                                             1995             1995
                                         -------------     ----------
ASSETS
Current assets:
  Cash and cash equivalents                $   88.2        $   60.6
  Trade receivables, less allowances
    of $15.2 at September 30 and
    $13.5 at June 30                          368.2           398.3
  Inventories                                 446.0           412.9
  Net current assets of discontinued
    operations                                 22.9             9.8
  Deferred income taxes                        53.6            53.1
  Other current assets                         59.3            56.7
                                           ---------       ---------
Total current assets                        1,038.2           991.4
Investments and long-term receivables,
  less allowances of $15.4 at
  September 30 and $17.0 at June 30           179.0           165.5
Property, plant and equipment, net            987.7           978.2
Intangible assets                             532.8           527.6
Net noncurrent assets of discontinued
  operations                                   25.8            24.6
Deferred income taxes                            .8              .7
                                           ---------       ---------
Total assets                               $2,764.3        $2,688.0
                                           =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                          $  273.8        $  197.5
  Accounts payable                            146.2           181.8
  Accrued liabilities                         319.8           332.7
  Income taxes payable                         43.8             4.8
  Deferred income taxes                         1.9             2.7
                                           ---------       ---------
Total current liabilities                     785.5           719.5
Long-term debt, less current maturities       498.5           501.5
Deferred income taxes                          72.9            76.8
Postretirement benefits                       144.9           142.7
Other noncurrent liabilities and
  deferred credits                             79.0            76.0
                                           ---------       ---------
Total liabilities                           1,580.8         1,516.5
Shareholders' equity:
  4 Percent cumulative preferred stock         11.0            11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued 87,116,289
    shares as of September 30 and June 30      87.1            87.1
  Capital in excess of par value              276.9           274.1
  Reinvested earnings                       1,012.8           984.5
  Foreign currency translation                (13.7)           (9.3)
  Treasury stock, at cost                    (190.6)         (175.9)
                                           ---------       ---------
Total shareholders' equity                  1,183.5         1,171.5
                                           ---------       ---------
Total liabilities and
  shareholders' equity                     $2,764.3        $2,688.0
                                           =========       =========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                               1995        1994
                                              ------      ------
CASH FLOW - OPERATING ACTIVITIES
Net earnings                                  $ 39.2      $ 33.9
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization               34.4        35.5
    Postretirement benefits                      2.2         2.8
    Undistributed equity in earnings of
      joint venture                             (5.6)       (4.4)
    Deferred income taxes                       (4.6)        (.3)
    Gains on disposals of assets                 (.4)       (1.1)
    Other, net                                  (9.1)      (10.6)
                                              -------     -------
                                                56.1        55.8
    Changes in noncash operating
      working capital:
        Accounts receivable                     23.9        (3.8)
        Inventories                            (38.3)         .7
        Accounts payable, accrued
          liabilities and income taxes, net     (5.2)      (15.0)
        Discontinued operations, net           (13.1)         .6
        Other, net                               (.8)       (3.0)
                                              -------     -------
Net cash provided by operating activities       22.6        35.3


CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                           (36.8)      (48.2)
Acquisition spending                            (2.1)       (3.4)
Proceeds from asset disposals                     .6         5.6
Other, net                                      (7.9)        4.1
                                              -------     -------
Net cash used by investing activities          (46.2)      (41.9)


CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt          76.7         6.8
Proceeds from long-term debt                    98.8          .5
Payments on long-term debt                    (101.5)       (2.8)
Issuance of Mallinckrodt common stock            8.1          .9
Acquisition of treasury stock                  (20.0)
Dividends paid                                 (10.9)       (9.7)
                                              -------     -------
Net cash used by financing activities           51.2        (4.3)
                                              -------     -------
Increase (decrease) in cash and cash
  equivalents                                   27.6       (10.9)
Cash and cash equivalents at beginning
  of period                                     60.6        86.2
                                              -------     -------
Cash and cash equivalents at end of
  period                                      $ 88.2      $ 75.3
                                              =======     =======


(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In millions except per share amounts)

                                               1995      1994
                                             --------  --------

4 Percent cumulative preferred stock
  Balance at June 30 and September 30       $   11.0   $   11.0


Common stock
  Balance at June 30 and September 30           87.1       87.1


Capital in excess of par value
  Balance at June 30                           274.1      268.2
  Stock options exercised                        2.8         .3
                                            ---------  ---------
  Balance at September 30                      276.9      268.5


Reinvested earnings
  Balance at June 30                           984.5      846.4
  Net earnings                                  39.2       33.9
  Dividends
    4 Percent cumulative preferred stock
      ($1.00 per share)                          (.1)       (.1)
    Common stock ($.14 per share in 1995
      and $.125 per share in 1994)             (10.8)      (9.6)
                                            ---------  ---------
  Balance at September 30                    1,012.8      870.6


Foreign currency translation
  Balance at June 30                            (9.3)     (34.2)
  Translation adjustment                        (4.4)      15.3
                                            ---------  ---------
  Balance at September 30                      (13.7)     (18.9)


Treasury stock
  Balance at June 30                          (175.9)    (162.6)
  Purchase of common stock                     (20.0)
  Stock options exercised                        5.3         .6
  Restricted stock awards                                  (4.1)
                                            ---------  ---------
  Balance at September 30                     (190.6)    (166.1)
                                            ---------  ---------

Total shareholders' equity                  $1,183.5   $1,052.2
                                            =========  =========


(See Notes to Condensed Consolidated Financial Statements on page 5.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Effective October 16, 1995, the Company's Veterinary subsidiary completed the sale of its animal feed ingredients business unit. Gross proceeds from the sale were $110 million. Results for the feed ingredients business have been accounted for as a discontinued
     operation and, accordingly, prior year results have been restated. Feed ingredients net sales were $37.2 million and $39.1 million and operating earnings were $7.0 million and $6.7 million for the quarters ended September 30, 1995 and 1994, respectively. Net assets for the feed ingredients business have been segregated into their current and noncurrent components in the balance sheets presented. The Company anticipates realizing a gain on this transaction, net of costs associated with disposal, but cannot yet quantify the amount.

2. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year.

3. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
     (77,924,740 and 77,556,978 for the three months ended September 30, 1995 and 1994, respectively).

4.   The components of inventory include the following as of September
     30, 1995:
     (In millions)
     Raw materials and supplies           $ 133.6
     Work in process                        106.5
     Finished goods                         205.9
                                          -------
                                          $ 446.0
                                          =======

5. As of September 30, 1995, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:

                                           September 30,   June 30,
                                               1995          1995
                                           -------------  ----------
     Common stock                            10,586,547   10,365,203
     4 Percent cumulative preferred stock         1,670        1,670

6.   At September 30, 1995, common shares reserved were:

     Exercise of common stock purchase rights             87,187,574
     Exercise of stock options and granting
       of stock awards                                    10,657,832
                                                          ----------
     Total                                                97,845,406
                                                          ==========

7. Supplemental cash flow information for the three months ended September 30 included:
     (In millions)
                                                 1995        1994
                                                ------      ------
     Interest paid                              $10.6       $11.5
     Income taxes paid                          $ 4.9       $11.4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General
-------
Earnings from continuing operations for the first quarter ended September 30, 1995 were $36 million, or 46 cents per share. This represents a 15 percent increase in per-share earnings from continuing operations compared with $31 million, or 40 cents per share, during the same period a year ago. Net sales for the quarter were up 10 percent to $492 million, compared to $449 million a year earlier. Net earnings for the first quarter were $39 million, or 50 cents per share, compared with $34 million, or 44 cents per share, during the same period a year ago. Both fiscal 1996 and fiscal 1995 first quarter results reflect reporting of the animal feed ingredients business as a discontinued operation, fiscal 1995 having been restated.

A comparison of sales and operating earnings follows:
(In millions)

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 1995        1994
                                                ------      ------
Sales
-----
  Mallinckrodt Chemical                         $ 153       $ 111
  Mallinckrodt Medical                            238         230
  Mallinckrodt Veterinary                         101         108
                                                ------      ------
                                                $ 492       $ 449
                                                ======      ======

Operating earnings
------------------
  Mallinckrodt Chemical                         $   8       $   7
  Mallinckrodt Medical                             58          51
  Mallinckrodt Veterinary                           5           4
  Corporate                                        (7)         (6)
                                                ------      ------
                                                $  64       $  56
                                                ======      ======

Business Segments
-----------------
MALLINCKRODT CHEMICAL
Net Sales                                       Three Months Ended
(In millions)                                      September 30,
                                                ------------------
                                                 1995        1994
                                                 ------      ------
Catalyst, Performance & Lab Chemicals           $  96       $  55
Pharmaceutical Specialties                         57          56
                                                ------      ------
                                                $ 153       $ 111
                                                ======      ======

Mallinckrodt Chemical, including its $7.3 million equity-investment share of earnings from the flavors joint venture, Tastemaker, achieved earnings of $15.5 million for the first quarter, up 22 percent over the prior year's $12.7 million. Net sales increased 38 percent compared to the corresponding prior year quarter. Catalyst, performance and lab chemicals sales increased 75 percent for the quarter. Results benefited from the acquisition of J.T. Baker
Inc. and the reclassification of a small specialty chemical business to continuing operations, both occurring in 1995. Pharmaceutical specialties sales improved by 2 percent for the quarter. Continued strength in worldwide sales volume for medicinal narcotics was the main contributor to the increase.


MALLINCKRODT MEDICAL
Net Sales                                       Three Months Ended
(In millions)                                      September 30,
                                                ------------------
                                                 1995        1994
                                                ------      ------
Imaging                                         $ 161       $ 160
Anesthesiology & Critical Care                     77          70
                                                ------      ------
                                                $ 238       $ 230
                                                ======      ======

Mallinckrodt Medical's operating earnings for the quarter increased to $57.8 million, up 14 percent compared to the first quarter, of last year. Net sales for the first quarter improved 4 percent over the prior year first quarter. Imaging sales for the quarter were 1 percent higher than the corresponding prior year quarter. Improved nuclear medicine sales volumes were partially offset by lower growth in X-ray contrast media sales, principally from timing of orders and distributor inventory adjustments. Anesthesiology and critical care sales were up 10 percent largely from improved sales volumes of respiratory therapy products.


MALLINCKRODT VETERINARY
Net Sales                                       Three Months Ended
(In millions)                                      September 30,
                                                ------------------
                                                 1995        1994
                                                 ------      ------
Animal Health                                   $ 101       $ 108
                                                ======      ======

Mallinckrodt Veterinary's first quarter operating earnings were $5.0 million, up 19 percent compared to the same period last year, excluding feed ingredients for both current and prior year. Net sales on the same basis decreased 7 percent compared to the corresponding prior year quarter. Lower first quarter sales resulted from the exit of certain Latin American distributorships last fiscal year and lower animal productivity sales attributable to weather conditions in North America. Lower operating expenses contributed to the improvement in operating earniangs.

Corporate Matters
-----------------
Corporate expense increased $.7 million for the first quarter compared to last year. The Company's effective tax rate for the first three months was 37.5 percent, compared to last year's 38.0 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain operating losses.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1995, cash and cash equivalents increased $28 million. Operations provided $113 million of cash, while acquisition and capital spending totaled $39 million. The Company's current ratio at September 30, 1995, was 1.3:1. Debt as a percentage of invested capital was 39 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty million shares have been repurchased under this authorization, .5 million during the quarter ended September 30, 1995.

On April 8, 1992, a shelf registration statement was filed with the Securities and Exchange Commission (SEC) for $250 million of debt securities. As of September 30, 1995, $50 million of securities under the shelf remain unissued. On February 15, 1995, a shelf registration statement was filed with the SEC for $250 million of debt securities. On September 15, 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, from this shelf registration. As of September 30, 1995, $150 million of securities under the shelf remain unissued.

The Company has a $450 million private-placement commercial paper program. This program is backed by $650 million of U.S. lines of credit, $100 million available until March 1996 and $550 million available until November 1999. At September 30, 1995, commercial paper borrowings and borrowings under the U.S. credit lines amounted to $216 million and $90 million, respectively. At September 30, 1995, non-U.S. lines of credit totaling $280 million were also available and borrowings under these lines amounted to $38 million. The non-
U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1996, is approximately $200 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Pierce County, WA -- In 1995, Centrum Properties Corporation filed an action against the Company and Olin Corporation concerning property that was owned by Olin between 1935 and 1963 and by the Company between 1963 and 1976. The suit alleges that the property's groundwater is contaminated with carbon tetrachloride, and that this contamination was caused by releases from the explosives manufacturing facility operated on the property first by Olin and then by the Company. Centrum is currently conducting a remedial investigation and feasibility study of the contamination pursuant to an Agreed Order with the Washington Department of Ecology. In the suit, Centrum seeks to recover its past clean-up costs as well as all future costs associated with remediating the carbon tetrachloride. Centrum, Olin and Mallinckrodt are currently discussing possible ways of resolving the dispute and allocating the clean-up costs. Given the uncertainties associated with these discussions, as well as the fact that the remedial investigation and feasibility study has not yet been completed, it is not possible to estimate at this time the Company's potential liability.

There have not been any material developments in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSIION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held October 18, 1995 in St. Louis, Missouri.

(b)  The following directors were elected at the Annual Meeting of
     Shareholders:
     Term expiring in 1998..................William L. Davis, III
     Term expiring in 1998..................Roberta S. Karmel
     Term expiring in 1998..................Brian M. Rushton, Ph.D.
     Term expiring in 1998..................Daniel R. Toll
     Term expiring in 1997..................Anthony Viscusi

     The following directors continue in office:
     Raymond F. Bentele
     Dr. Ronald G. Evens
     Alec Flamm
     C. Ray Holman
     Claudine B. Malone
     Morton Moskin
     Herve M. Pinet

(c) Other matters voted upon at the Annual Meeting of Shareholders were:

     1.   Approval of Appointment of Independent Auditors.

          The appointment of Ernst & Young LLP, as independent auditors of the Registrant for the fiscal year ending June 30, 1996, was ratified by the affirmative vote of an aggregate of 65,932,668 shares of common and 4 percent cumulative preferred stock. A total of 92,330 shares of common and 4 percent cumulative preferred stock was voted against the appointment. Holders of 77,545 shares of common and 4 percent cumulative preferred stock abstained from voting.

ITEM 5.  OTHER INFORMTION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     11.1 Primary earnings per share computation for the three months ended September 30, 1995 and 1994.

     11.2 Fully diluted earnings per share computation for the three months ended September 30, 1995 and 1994.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K.

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

       - Report dated September 8, 1995, under Item 5 regarding the MD&A and Financial Statements for the year ended June 30, 1995.

       - Report dated September 14, 1995, under Item 5 regarding plans to repurchase up to $250 million of company stock over the next five years.

       - Report dated October 17, 1995, under Item 5 regarding the completion of the sale of the feed ingredients business, increased quarterly dividend and plans for increased share repurchases.


                      * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Mallinckrodt Group Inc.
------------------------------
         Registrant




By:     MICHAEL A. ROCCA              By:    WILLIAM B. STONE
   ---------------------------           ------------------------
        Michael A. Rocca                     William B. Stone
      Senior Vice President                 Vice President and
   and Chief Financial Officer                  Controller



Date:  November 3, 1995