Form 10-Q/A
period 1995-09-30
MALLINCKRODT GROUP INC
filed 1995-11-15
CIK 51396

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   ______________________________

                              FORM 10-Q/A  No. 1

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

The purpose of this amendment is to amend in its entirety Part 1,
Item 2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.


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
                                                ======      ======

Mallinckrodt Medical's operating earnings for the quarter increased to $57.8 million, up 14 percent compared to the first quarter of last year. Net sales for the first quarter improved 4 percent over the prior year first quarter. Imaging sales for the quarter were 1 percent higher than the corresponding prior year quarter. Improved nuclear medicine sales volumes were partially offset by lower growth in X-ray contrast media sales, principally from timing of orders and distributor inventory adjustments. Anesthesiology and critical care sales were up 10 percent largely from improved sales volumes of respiratory therapy products.


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


FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1995, cash and cash equivalents increased $28 million. Operations provided $23 million of cash, while acquisition and capital spending totaled $39 million. The Company's current ratio at September 30, 1995, was 1.3:1. Debt as a percentage of invested capital was 39 percent.

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

The Company has a $450 million private-placement commercial paper program. This program is backed by $650 million of U.S. lines of credit, $100 million available until March 1996 and $550 million available until November 1999. At September 30, 1995, commercial paper borrowings and borrowings under the U.S. credit lines amounted to $126 million and $90 million, respectively. At September 30, 1995, non-U.S. lines of credit totaling $280 million were also available and borrowings under these lines amounted to $38 million. The non-
U.S. lines are cancelable at any time.

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



Date:  November 15, 1995