Form 10-K/A
period 1995-09-30
MALLINCKRODT GROUP INC
filed 1995-11-15
CIK 51396

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                         _______________________

                              FORM 10-K/A No. 2
       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended June 30, 1995
   -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from         to
                      Commission file number 1-483
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
  executive offices)                            (Zip Code)
 Registrant's telephone number, including area code: 314-854-5200
                         -----------------------
    Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
         Title of each class               on which registered
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

The purpose of this amendment is to amend in its entirety Part II,
Item 6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as amended by Amendment No. 1 thereto on Form 10-K/A, dated November 3, 1995.

PART II.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)
                                                        Years ended June 30,
                                                 --------------------------------
                                                 1995        1994 (1)    1993 (1)
                                                 --------    --------   ---------
Net sales........................................$2,212.1    $1,940.1   $1,796.3
Earnings (loss) from continuing operations.......$  184.1    $  107.4   $ (113.8)
Earnings (loss) from discontinued operations(5)..    (3.8)       (3.6)      (6.0)
Cumulative effects of accounting changes.........                          (80.6)
                                                 ---------   ---------  ---------
Net earnings (loss)..............................   180.3       103.8     (200.4)
Preferred stock dividends........................     (.4)        (.4)       (.4)
                                                 ---------   ---------  ---------
Available for common shareholders................$  179.9    $  103.4   $ (200.8)
                                                 =========   =========  =========



Per Common Share Data (6)
Earnings (loss) from continuing operations.......  $ 2.37       $ 1.38     $(1.48)
Net earnings (loss)..............................    2.32         1.33      (2.60)
Dividends declared...............................     .55          .49        .43
Book value.......................................   15.12        13.05      11.77
Weighted average common shares (in millions).....    77.5         77.6       77.4



                                                        Years ended June 30,
                                                 -------------------------------
                                                 1992 (2)    1991 (3)   1990 (4)
                                                 --------    --------   --------
Net sales........................................$1,702.9    $1,633.9   $1,424.6
Earnings (loss) from continuing operations.......$  128.8    $   97.2   $   55.3
Earnings (loss) from discontinued operations(5)..    (1.3)       (9.0)       1.2
Cumulative effects of accounting changes.........
                                                 ---------   ---------  ---------
Net earnings (loss)..............................   127.5        88.2       56.5
Preferred stock dividends........................     (.4)        (.4)      (4.2)
                                                 ---------   ---------  ---------
Available for common shareholders................$  127.1    $   87.8   $   52.3
                                                 =========   =========  =========



Per Common Share Data (6)
Earnings (loss) from continuing operations.......  $ 1.65       $ 1.37     $  .79
Net earnings (loss)..............................    1.63         1.24        .81
Dividends declared...............................     .38          .33        .33
Book value.......................................   16.02         14.42     11.97
Weighted average common shares (in millions).....    77.8         70.6       65.0


OTHER DATA
                                                      Years ended June 30,
                                                 --------------------------------
                                                 1995        1994 (1)   1993 (1)
                                                 --------    --------   ---------
Total assets...................................  $2,720.6    $2,433.5   $2,177.6
Working capital................................     271.8       261.3      203.7
Current ratio..................................     1.4:1       1.4:1      1.3:1
Total debt.....................................  $  699.0    $  669.8   $  617.0
Net deferred income tax (assets) liabilities...      25.7       (40.9)     (36.0)
Shareholders' equity...........................   1,171.5     1,015.9      910.5
Invested capital...............................   1,870.5     1,685.7    1,527.5
Total debt/invested capital....................       37%         40%        40%
Capital expenditures...........................  $  160.8    $  172.3   $  188.3
Total dividends declared.......................      42.2        37.7       33.2
Common shares outstanding (in millions)........      76.8        77.0       76.4
Number of employees............................    10,300      10,200     10,000


                                                      Years ended June 30,
                                                 --------------------------------
                                                 1992 (2)    1991 (3)   1990 (4)
                                                 --------    --------   ---------
Total assets...................................  $2,050.8    $2,250.2   $2,130.9
Working capital................................     351.6       409.0      311.1
Current ratio..................................     1.8:1       1.6:1      1.8:1
Total debt.....................................  $  373.7    $  643.4   $  837.4
Net deferred income tax (assets) liabilities...      41.7        48.0       52.9
Shareholders' equity...........................   1,224.2     1,084.2      824.8
Invested capital...............................   1,597.9     1,727.6    1,662.2
Total debt/invested capital....................       23%         37%        50%
Capital expenditures...........................  $  150.4    $  123.4   $   85.7
Total dividends declared.......................      29.5        23.7       25.8
Common shares outstanding (in millions)........      75.7        75.2       68.1
Number of employees............................     9,500       9,800      9,600


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

Date:  November 15, 1995