Form 10-Q
period 1995-12-31
MALLINCKRODT GROUP INC
filed 1996-02-12
CIK 51396

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                              ------------------------

                                     FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995
                                        OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---
                         THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 1-483
                              ------------------------
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

                               -----------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

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

                         Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 74,184,899 shares excluding 12,931,390 treasury shares as of January 31, 1996.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Group Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1995 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
                                        Quarter Ended           Six Months Ended
                                         December 31,             December 31,
                                      ------------------       ------------------
                                       1995        1994         1995        1994
                                      -------     -------      ---------  -------
Net sales                             $528.2      $471.5       $1,020.3   $920.1

Operating costs and expenses:
  Cost of goods sold                   289.1       250.0          557.4    498.3
  Selling, administrative and
    general expenses                   141.0       133.8          279.9    257.5
  Research and development expenses     31.5        24.5           55.6     47.7
  Other operating income, net           (4.2)       (1.8)          (7.4)    (3.9)
                                      -------     -------      ---------  -------
Total operating costs and expenses     457.4       406.5          885.5    799.6
                                      -------     -------      ---------  -------
Operating earnings                      70.8        65.0          134.8    120.5

Equity in pre-tax earnings of joint
  venture                                5.9         4.1           13.2     10.2
Interest and other nonoperating
  expense, net                           (.5)        (.5)           (.9)     (.8)
Interest expense                       (14.9)      (11.8)         (28.7)   (23.8)
                                      -------     -------      ---------  -------
Earnings from continuing
  operations before income taxes        61.3        56.8          118.4    106.1
Income tax provision                    23.0        21.5           44.4     40.3
                                      -------     -------      ---------  -------
Earnings from continuing operations     38.3        35.3           74.0     65.8
Discontinued operations                 19.0         4.5           22.5      7.9
                                      -------     -------      ---------  -------
Net earnings                            57.3        39.8           96.5     73.7
Preferred stock dividends                (.1)        (.1)           (.2)     (.2)
                                      -------     -------      ---------  -------
Available for common shareholders     $ 57.2      $ 39.7       $   96.3   $ 73.5
                                      =======     =======      =========  =======

Earnings per common share:
  Continuing operations               $.50        $.45         $ .96      $.85
  Discontinued operations              .25         .06           .29       .10
                                      ----        ----         -----      ----
  Net earnings                        $.75        $.51         $1.25      $.95
                                      ====        ====         =====      ====

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)
                                                    December 31,      June 30,
                                                       1995             1995
                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $   76.3       $   60.9
  Trade receivables, less allowances of $12.7
    at December 31 and $13.5 at June 30                 376.6          392.5
  Inventories                                           459.7          415.5
  Net current assets of discontinued operations                         15.8
  Deferred income taxes                                  53.4           53.1
  Other current assets                                   98.6           56.9
                                                     ---------      ---------
Total current assets                                  1,064.6          994.7
Investments and long-term receivables,
  less allowances of $13.1 at December 31
  and $17.0 at June 30                                  148.4          165.5
Property, plant and equipment, net                    1,001.6          978.0
Intangible assets                                       596.3          527.6
Net noncurrent assets of discontinued operations                        26.6
Deferred income taxes                                      .8             .7
                                                     ---------      ---------
Total assets                                         $2,811.7       $2,693.1
                                                     =========      =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                    $  140.2       $  197.5
  Accounts payable                                      157.7          182.8
  Accrued liabilities                                   365.4          332.1
  Income taxes payable                                   46.3            7.7
  Deferred income taxes                                   2.0            2.7
                                                     ---------      ---------
Total current liabilities                               711.6          722.8
Long-term debt, less current maturities                 595.4          501.5
Deferred income taxes                                    82.8           76.9
Postretirement benefits                                 148.7          142.7
Other noncurrent liabilities and deferred credits       120.3           77.7
                                                     ---------      ---------
Total liabilities                                     1,658.8        1,521.6
Shareholders' equity:
  4 Percent cumulative preferred stock                   11.0           11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued 87,116,289
    shares as of December 31 and June 30                 87.1           87.1
  Capital in excess of par value                        277.1          274.1
  Reinvested earnings                                 1,058.4          984.5
  Foreign currency translation                          (20.2)          (9.3)
  Treasury stock, at cost                              (260.5)        (175.9)
                                                     ---------      ---------
Total shareholders' equity                            1,152.9        1,171.5
                                                     ---------      ---------
Total liabilities and shareholders' equity           $2,811.7       $2,693.1
                                                     =========      =========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                       Six Months Ended
                                                           December 31,
                                                      1995           1994
                                                     -------        -------
CASH FLOW - OPERATING ACTIVITIES
Net earnings                                         $ 96.5         $ 73.7
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                      68.2           56.9
    Postretirement benefits                             6.0            5.7
    Undistributed equity in earnings of joint venture  (9.5)          (6.8)
    Deferred income taxes                               5.1           12.3
    Gains on disposals of assets                      (53.7)          (1.3)
    Other, net                                         32.6          (15.4)
                                                     -------        -------
                                                      145.2          125.1
    Changes in non-cash operating working capital:
      Accounts receivable                             (36.7)          (1.8)
      Inventories                                     (49.2)         (30.5)
      Accounts payable, accrued
        liabilities and income taxes, net              33.8          (19.3)
      Other, net                                        1.9           (1.7)
                                                     -------        -------
Net cash provided by operating activities              95.0           71.8


CASH FLOW - INVESTING ACTIVITIES
Capital expenditures                                  (77.6)         (75.6)
Acquisition spending                                  (81.0)          (4.1)
Proceeds from asset disposals                         118.8           16.3
Other, net                                             27.6           (1.8)
                                                     -------        -------
Net cash used by investing activities                 (12.2)         (65.2)


CASH FLOW - FINANCING ACTIVITIES
Increase (decrease) in short-term debt                (56.4)          24.1
Proceeds from long-term debt                          196.5            2.4
Payments on long-term debt                           (103.3)          (3.5)
Issuance of Mallinckrodt common stock                   9.3            1.4
Acquisition of treasury stock                         (90.9)         (14.7)
Dividends paid                                        (22.6)         (20.5)
                                                     -------        -------
Net cash used by financing activities                 (67.4)         (10.8)
                                                     -------        -------
Increase (decrease) in cash and cash equivalents       15.4           (4.2)
Cash and cash equivalents at beginning of period       60.9           86.2
                                                     -------        -------
Cash and cash equivalents at end of period           $ 76.3         $ 82.0
                                                     =======        =======

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions except per share amounts)
                                                             1995         1994
                                                           ---------    ---------
4 Percent cumulative preferred stock:
  Balance at June 30 and December 31                       $   11.0     $   11.0


Common stock:
  Balance at June 30 and December 31                           87.1          87.1


Capital in excess of par value:
  Balance at June 30                                          274.1         268.2
  Stock options exercised                                       3.0            .3
                                                           --------      ---------
  Balance at December 31                                      277.1         268.5


Reinvested earnings:
  Balance at June 30                                          984.5         846.4
  Net earnings                                                 96.5          73.7
  Dividends:
    4 Percent cumulative preferred stock ($2.00 per share)      (.2)          (.2)
    Common stock ($.295 per share in 1995
      and $.265 per share in 1994)                            (22.4)        (20.3)
                                                           ---------     ---------
  Balance at December 31                                    1,058.4         899.6


Foreign currency translation:
  Balance at June 30                                           (9.3)        (34.2)
  Translation adjustment                                      (10.9)          5.5
                                                           ---------     ---------
  Balance at December 31                                      (20.2)        (28.7)


Treasury stock:
  Balance at June 30                                         (175.9)       (162.6)
  Purchase of common stock                                    (90.9)        (14.7)
  Stock options exercised                                       6.3           1.1
  Restricted stock awards                                                    (4.2)
                                                           ---------     ---------
  Balance at December 31                                     (260.5)       (180.4)
                                                           ---------     ---------

Total shareholders' equity                                 $1,152.9      $1,057.1
                                                           ========      ========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Results for the quarter and six months ended December 31, 1995 included a non-cash charge for write-off of purchased research and development of $3.7 million, $2.3 million after taxes, or 3 cents per share, relating to Mallinckrodt Veterinary's acquisition of Syntro Corporation. The charge was recorded as research and development expenses.

2. Included in discontinued operations are earnings, net of taxes, from the divested feed ingredients business of $1.0 million and $5.5 million for the quarter and through October 16, 1995, the date of sale, respectively. Corresponding amounts were $5.4 million and $9.5 million for the quarter and six months ended December 31, 1994, respectively. Fiscal 1996 feed ingredients net sales were $5.8 million and $43.0 million for the quarter and through October 16, 1995, respectively. Sales for the quarter and six months ended December 31, 1994 were $44.7 million and $83.8 million, respectively. Other principal factors affecting discontinued operations were an after tax gain of $34.4 million on the sale of the feed ingredients business and an after tax provision for additional environmental costs of $15.6 million.

3. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The Company's effective tax rate for the first six months was 37.5 percent, compared to last year's 38.0 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain operating losses.

4. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on Mallinckrodt's business or financial condition as a whole.

5. Earnings per common share were based on the weighted average number of common and common equivalent shares (77,161,246 and 77,403,148 for the six months ended December 31, 1995 and 1994, and 76,397,750 and 77,249,318 for the quarters ended December 31, 1995 and 1994, respectively).

6.  The components of inventory include the following as of December 31, 1995:
    (In millions)
    Raw materials and supplies              $146.6
    Work in process                          102.2
    Finished goods                           210.9
                                            ------
                                            $459.7
                                            ======

7.  As of December 31, 1995, the Company has authorized and issued
    100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:
                                                December 31,     June 30,
                                                   1995            1995
                                                ------------    ----------
    Common stock                                 12,539,789     10,365,203
    4 Percent cumulative preferred stock              1,670          1,670

8.  At December 31, 1995 common shares reserved were:

    Exercise of common stock purchase rights                    85,177,351
    Exercise of stock options and granting of stock awards      10,600,851
                                                                ----------
    Total                                                       95,778,202
                                                                ==========

9. Supplemental cash flow information for the six months ended December 31 included:
    (In millions)
                                                           1995       1994
                                                          -----      -----
    Interest paid                                         $21.4      $21.4
    Income taxes paid                                     $30.2      $22.7
    Non-cash investing and financing activities:
      Assumption of liabilities related to acquisitions    $6.2



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General
-------
Although the strategic change initiative announced in December, 1995 is affecting the structure of Mallinckrodt Group, results for the quarter ended December 31, 1995 continue to be reported in the previous format.

Earnings from continuing operations for the second quarter ended December 31, 1995 were $38 million, or 50 cents per share. This represents an 11 percent increase in per-share earnings from continuing operations compared with $35 million, or 45 cents per share, during the same period a year ago. These results reflect a non-cash charge of $3.7 million, $2.3 million after taxes, or 3 cents per share, associated with the acquisition of Syntro Corporation. Excluding this charge, earnings from continuing operations would have been 53 cents per share, an 18 percent increase over the prior year. Net sales for the quarter were up 12 percent to $528 million, compared to $471 million a year ago. Net earnings for the second quarter were $57 million, or 75 cents per share, compared with $40 million, or 51 cents per share, during the same period a year ago. Net earnings include the gain resulting from the sale of the feed ingredients business in the second quarter of fiscal 1996, partially offset by a second quarter adjustment of provisions for environmental costs related to discontinued operations.

For the six months, earnings from continuing operations were $74 million, or 96 cents per share. Excluding the charge related to the Syntro acquisition, per-share earnings increased 16 percent over the comparable $66 million, or 85 cents per share in the prior year. Net sales for the first half were up 11 percent to $1.0 billion, compared to $920 million last year. Net earnings for the six months were $97 million, or $1.25 per share, compared with $74 million, or 95 cents per share last year.

A comparison of sales and operating earnings follows:
(In millions)
                                             Quarter Ended       Six Months Ended
                                              December 31,         December 31,
                                             -------------      -----------------
                                             1995     1994       1995        1994
                                             ----     ----      ------      -----
Sales
-----
  Mallinckrodt Chemical                      $166     $121      $  319      $232
  Mallinckrodt Medical                        246      240         484       470
  Mallinckrodt Veterinary                     116      110         217       218
                                             -----    -----     -------     -----
                                             $528     $471      $1,020      $920
                                             =====    =====     =======     =====

Operating earnings
------------------
  Mallinckrodt Chemical                      $ 16     $ 15      $ 24        $ 22
  Mallinckrodt Medical                         59       51       117         102
  Mallinckrodt Veterinary                       4        6         9          10
  Corporate                                    (8)      (7)      (15)        (13)
                                             -----    -----     -----       -----
                                             $ 71     $ 65      $135        $121
                                             =====    =====     =====       =====

Business Segments
-----------------

MALLINCKRODT CHEMICAL
Net Sales                                    Quarter Ended       Six Months Ended
(In millions)                                 December 31,          December 31,
                                             -------------       ----------------
                                             1995     1994       1995        1994
                                             ----     ----       ----        ----
Catalyst, Performance & Lab Chemicals        $102     $ 64       $198        $119
Pharmaceutical Specialties                     64       57        121         113
                                             ----     ----       ----        ----
                                             $166     $121       $319        $232
                                             ====     ====       ====        ====

Mallinckrodt Chemical's earnings were $21.4 million and $36.9 million for the second quarter and six months, respectively, representing increases of 11 percent and 15 percent over the same prior year periods. These results include the equity in the earnings of Tastemaker, the flavors joint venture, of $5.9 million and $13.2 million for the quarter and six months, respectively. Net sales increased 37 percent and 38 percent compared to the corresponding prior year quarter and six months, respectively.
Catalyst, performance and lab chemicals sales increased 58 percent for the quarter and 66 percent for the first half, primarily from the acquisition of J.T. Baker completed in the third quarter of fiscal 1995. Pharmaceutical specialties sales increased by 13 percent and 7 percent for the quarter and six months, respectively. Second quarter improvement in acetaminophen (APAP) volumes outside the U.S. and continued strength in sales of medicinal narcotics were the main contributors to the increases.

MALLINCKRODT MEDICAL
Net Sales                                    Quarter Ended       Six Months Ended
(In millions)                                 December 31,          December 31,
                                             -------------       ----------------
                                             1995     1994       1995        1994

                                             ----    ----        ----        ----
Imaging                                      $167    $164        $328        $324
Anesthesiology & Critical Care                 79      76         156         146
                                             ----    ----        ----        ----
                                             $246    $240        $484        $470
                                             ====    ====        ====        ====

Mallinckrodt Medical's operating earnings increased 14 percent for both the quarter and six months, to $58.8 million and $116.6 million, respectively. Net sales improved 2 percent for the quarter and 3 percent for the six months compared to the same periods last year. Imaging sales for both periods were 1 percent higher than the corresponding prior year quarter and six months. Higher nuclear medicine sales volume was the primary factor for the increases, as improved X-ray contrast media sales volume was offset by competitive pricing. Anesthesiology and critical care sales for the quarter and first half increased 4 percent and 7 percent, respectively, largely from improved sales volumes of respiratory therapy products. Improved plant operations and spending controls also benefitted earnings growth.

Mallinckrodt Veterinary
Net Sales                                    Quarter Ended       Six Months Ended
(In million                                   December 31,          December 31,
                                             -------------       ----------------
                                             1995     1994       1995        1994
                                             ----     ----       ----        ----
Animal Health                                $116     $110       $217        $218
                                             ====     ====       ====        ====

Mallinckrodt Veterinary's operating earnings decreased 28 percent for the quarter and 8 percent for the six months, to $4.2 million and $9.2 million, respectively. These results reflect a non-cash pre-tax charge of $3.7 million for write-off of purchased research and development associated with the acquisition of Syntro Corporation. Excluding this charge, operating earnings improved 36 percent and 29 percent for the quarter and first half, respectively. Net sales increased 6 percent for the second quarter and were flat for the six months compared to the corresponding prior year periods. The improvements in second quarter sales occurred primarily in Europe due to new product launches and in North America. Sales for both comparative periods also reflect the exit of certain Latin American distributorships last fiscal year. An improved sales mix toward higher margin products and lower expenses as a percentage of sales augmented the improved earnings performance.


Corporate Matters
-----------------
Corporate expense increased $.1 million for the quarter and $.8 million for the six months compared to last year. The effective tax rate for the six months was 37.5 percent, compared to last year's 38.0 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain operating losses.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1995, cash and cash equivalents increased $15 million. Operations provided $95 million of cash, while acquisition and capital spending totaled $159 million. The Company's current ratio at December 31, 1995, was 1.5:1. Debt as a percentage of invested capital was 39 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty-two million shares have been repurchased under this authorization, 2.5 million during the six months ended December 31, 1995.

In September 1995 and November 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, and $100 million of 6.5% notes due November 15, 2007, respectively, from the $250 million shelf registration statement filed in February of 1995. As of December 31, 1995, $50 million of securities under this shelf and $50 million of securities under a shelf registration statement filed with the SEC in 1992 remain unissued.

The Company has a $450 million private-placement commercial paper program. This program is backed by $650 million of U.S. lines of credit, $100 million available until March 1996 and $550 million available until November 1999.
At December 31, 1995, commercial paper borrowings amounted to $80 million. There were no outstanding borrowings under the U.S. lines of credit at December 31, 1995. At December 31, 1995, non-U.S. lines of credit totaling $233 million were also available and borrowings under these lines amounted to $40 million. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1996, is approximately $200 million.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


Previously Disclosed Matters
----------------------------
The following is a brief discussion of material developments in proceedings disclosed in the Company's Form 10-K for its fiscal year ended June 30, 1995, as amended by the Company's report on Form 10-Q for its fiscal quarter ended September 30, 1995:

Auburn Hills, Michigan -- In this previously reported matter involving a drum recycling facility in Auburn Hills, Michigan, the State announced on November 7, 1995 that its proposed remedial action plan for the site would not be adopted in its present form and that additional site evaluation would be conducted. The litigation regarding this site, which is pending in the U.S. District Court for the Eastern District of Michigan, remains dormant.

Ashtabula County, Ohio -- This previously reported matter involves claims pending in the U.S. District Court for the Northern District of Ohio regarding the contamination of a stream near Ashtabula, Ohio, where the Company had operated a chloralkalai plant for approximately eight years until 1982. The Fields Brook Remedial Action Group, a group of potentially responsible parties (PRPs) that has been negotiating with the U.S. Environmental Protection Agency (USEPA), has offered the
Company a buy-out settlement for $1,271,967. Approximately $385,000 of this amount has already been paid by the Company for its share of Phase I costs and Phase II assessments. The Company has accepted the buy-out offer and expects to execute settlement papers and obtain court approval of the settlement by March 31, 1996. The settlement extends to certain defined "Covered Matters," including all Phase I study and investigation costs, Phase II remedial costs for the sediment and certain floodplains, and government oversight costs. It does not include the Company's possible liability for natural resource damages, remediation of the Ashtabula River, and remediation of certain upper-brook floodplain areas. While USEPA is not a party to the settlement, the PRPs do not expect USEPA will object to the settlement.

Pierce County, Washington -- This previously reported matter, which is pending in the U. S. District Court for the Western District of Washington, concerns groundwater contamination allegedly caused by the operation of an explosives manufacturing facility operated by Olin Corporation between 1935 and 1963 and by the Company between 1963 and 1976. In December 1995, the Company filed a third-party complaint against the Boeing Company, the current site owner, seeking contribution. The plaintiff (Centrum Properties, Inc.), Boeing, Olin, and the Company are currently discussing possible ways of resolving the dispute and allocating the clean-up costs. The court has set the case for final pretrial in December 1996.

Additional Proceedings
----------------------
Springville, Utah -- The Company currently is negotiating an interim settlement agreement with Ensign-Bickford Industries, Inc. ("EBI") to share certain costs of remediating groundwater that allegedly has been impacted by nitrates and explosives compounds emanating from EBI's Springville, Utah explosives plant. The plant, under a series of owners, has been manufacturing explosives at the mouth of the Spanish Fork Canyon in Utah since the 1940s. Corporate predecessors of the Company acquired the plant in 1967, and the Company sold the plant and related assets to the Trojan Corporation in 1982. EBI acquired the Trojan Corporation in 1986 and has operated the plant since that time. Pursuant to a 1991 stipulation and consent order with the State of Utah, EBI is preparing a feasibility study of alternatives for remediating impacted off-site groundwater. EBI also is conducting a corrective action study under a 1995 consent order with Utah. EBI and the Company are investigating whether additional parties should share in possible remediation costs. EBI has notified the Company that some residents near the plant have threatened to sue EBI for bodily injuries and property damage, which they claim to have suffered as a result of contamination of their drinking water by chemicals emanating from the plant. The State also has advised EBI that it is investigating a natural resource damages claim. The Company's insurers have been notified of the potential claims.

Avon Settlement -- In December 1995, the Company entered into an agreement with Avon Products, Inc. to settle litigation the Company filed in 1988 to enforce indemnity claims included in Avon's agreement to sell Mallinckrodt Inc. to the Company in 1986. The settlement covers all outstanding indemnity issues related to Avon's sale of Mallinckrodt, including environmental clean-up claims and the 1988 settlement of a DuPont patent claim. The Company used a portion of the settlement proceeds to fund reserves for probable costs and related liabilities for claims which the Company is, as a result of the settlement, responsible. The following is a brief discussion of certain claims assumed by the Company as a result of the settlement which the Company believes, based on currently available information, are the more significant:

     St. Louis, Missouri/FUSRAP. The Company owns a manufacturing facility in St. Louis, Missouri. This site has been used for chemical manufacturing since the late 1800s. During the late 1940s through the early 1960s, the Company processed uranium under contract with the U.S. government. When the processing ceased, the site was decommissioned to remove radioactive residue to appropriate standards, however since then, the clean-up standards have become more stringent. Therefore, the radioactive residues remaining on site must be remediated to current standards. The U.S. government established a program to remediate sites formerly used for uranium manufacturing. This program is called the Formerly Utilized Sites Remedial Action Program (FUSRAP). The Department of Energy (DOE) is required to implement and fund the remedial activities under FUSRAP. DOE is working with the Company to remediate certain areas. The DOE is responsible for remediating these residues, not the Company.

     St. Louis, Missouri/CT Decommissioning. The Company also processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) in the 1960s through 1986. The Company is required to complete decommissioning of the processing areas, buildings and soil on the site where manufacturing occurred pursuant to NRC regulations. The Company submitted a Phase I Characterization Plan to NRC and has implemented the characterization plan. The Company will submit a Phase II Characterization plan based upon the results of the first plan.

     Raleigh, North Carolina. The Company owns a bulk pharmaceutical facility which has been operating since the mid-1960s. The facility has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. There are several phases to the corrective action process. The Company has worked with Federal and State agencies to complete the Remedial Feasibility Investigation ("RFI") and identified certain Solid
     Waste Management Units (SWMUs). The Company received its permit and recently submitted a Remedial Investigation Work Plan to the North Carolina Department of Environmental Protection proposing the work plan to investigate the SWMUs. The Company has not received a response to this Remedial Investigation.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See Mallinckrodt's Form 10-Q for the three months ended September 30, 1995, for information about the Annual Meeting of Shareholders on October 18, 1995.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.1 Consulting Agreement with Herve M. Pinet for the period December 1, 1995 to November 30, 1996.*

     10.2 Amendment dated January 10, 1996 to Consulting Agreement with Ronald G. Evens, M.D. extending agreement through
           December 31, 1996.*

     11.1 Primary earnings per share computation for the six months ended December 31, 1995 and 1994.

     11.2 Fully diluted earnings per share computation for the six months ended December 31, 1995 and 1994.

     11.3 Primary earnings per share computation for the quarters ended December 31, 1995 and 1994.

     11.4 Fully diluted earnings per share computation for the quarters ended December 31, 1995 and 1994.

     27    Financial Data Schedule.
     _____________
         * Management Contract or compensatory plan required to be filed pursuant to Item 601.

(b)  Reports on Form 8-K.

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated October 17, 1995, under Item 5 regarding the completion of the sale of the feed ingredients business, increased quarterly dividend and plans for increased share repurchases.

     - Report dated November 22, 1995, under Item 5 regarding fiscal 1995 and 1994 income statements as restated for the sale of the feed ingredients business.

     - Report dated December 18, 1995, under Item 5 regarding the appointment of Mack G. Nichols to Chief Operating Officer and the appointment of two other officers.

                             ***************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Mallinckrodt Group Inc.
      ____________________________
              Registrant



By:    MICHAEL A. ROCCA                   By:    WILLIAM B. STONE
   _________________________                 _________________________
        Michael A. Rocca                         William B. Stone
   Senior Vice President and                 Vice President and Controller
    Chief Financial Officer


Date:   February 12, 1996