Form 10-Q
period 1996-03-31
MALLINCKRODT GROUP INC
filed 1996-05-13
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        -------------------------------
                                   FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996
                                       OR
            ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-483
                         ------------------------------

                             MALLINCKRODT GROUP INC.
             (Exact name of registrant as specified in its charter)

                      New York                 36-1263901
         (State or other jurisdiction       (I.R.S. Employer
        incorporation or organization)      Identification No.)

            7733 Forsyth Boulevard
             St. Louis, Missouri               63105-1820
    (Address of principal executive offices)   (Zip Code)

  Registrant's telephone number, including area code:   314-854-5200

                    ---------------------------------

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

                      Applicable Only To Corporate Issuers:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 74,158,200 shares excluding 12,958,089 treasury shares as of April 30, 1996.

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)

                                      Quarter Ended          Nine Months Ended
                                         March 31,              March 31,
                                     -----------------     -------------------
                                      1996       1995        1996       1995
                                     ------     ------     --------   --------
Net sales                            $572.6     $529.2     $1,592.9   $1,449.3

Operating costs and expenses:
  Cost of goods sold                  311.0      286.9        868.4      785.2
  Selling, administrative and
    general expenses                  146.7      138.3        426.6      395.8
  Research and development expenses    28.9       23.6         84.5       71.3
  Other operating (income)
    expense, net                       (2.0)        .7         (9.4)      (3.2)
                                     -------    -------    ---------  ---------
Total operating costs and expenses    484.6      449.5      1,370.1    1,249.1
                                     -------    -------    ---------  ---------
Operating earnings                     88.0       79.7        222.8      200.2

Equity in pre-tax earnings of
  joint venture                         8.0        6.3         21.2       16.5
Interest and other nonoperating
  expense, net                          (.8)       (.2)        (1.7)      (1.0)
Interest expense                      (14.8)     (17.7)       (43.5)     (41.5)
                                     -------    -------    ---------  ---------
Earnings from continuing
  operations before income taxes       80.4       68.1        198.8      174.2
Income tax provision                   29.7       25.0         74.1       65.3
                                     -------    -------    ---------  ---------
Earnings from continuing
  operations                           50.7       43.1        124.7      108.9
Discontinued operations                (2.3)       3.9         20.2       11.8
                                     -------    -------    ---------  ---------
Net earnings                           48.4       47.0        144.9      120.7
Preferred stock dividends               (.1)       (.1)         (.3)       (.3)
                                     -------    -------    ---------  ---------
Available for common shareholders    $ 48.3     $ 46.9     $  144.6   $  120.4
                                     =======    =======    =========  =========

Earnings per common share:
  Continuing operations              $.67       $.56       $1.62      $1.41
  Discontinued operations            (.03)       .05         .26        .15
                                     -----      ----       -----      -----
  Net earnings                       $.64       $.61       $1.88      $1.56
                                     =====      ====       =====      =====

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions except share and per share amounts)

                                                  March 31,       June 30,
                                                    1996            1995
                                                  ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                       $   86.4        $  60.9
  Trade receivables, less allowances of $12.8
    at March 31 and $13.5 at June 30                 425.5          392.5
  Inventories                                        483.5          415.5
  Net current assets of discontinued operations                      15.8
  Deferred income taxes                               54.0           53.1
  Other current assets                                65.5           56.9
                                                  ---------      ---------
Total current assets                               1,114.9          994.7
Investments and long-term receivables,
  less allowances of $13.1 at March 31
  and $17.0 at June 30                               156.4          165.5
Property, plant and equipment, net                 1,023.0          978.0
Intangible assets                                    651.6          527.6
Net noncurrent assets of discontinued operations                     26.6
Deferred income taxes                                   .8             .7
                                                  ---------      ---------
Total assets                                      $2,946.7       $2,693.1
                                                  =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $  243.5       $  197.5
  Accounts payable                                   177.4          182.8
  Accrued liabilities                                360.3          332.1
  Income taxes payable                                27.4            7.7
  Deferred income taxes                                2.0            2.7
                                                  ---------      ---------
Total current liabilities                            810.6          722.8
Long-term debt, less current maturities              592.7          501.5
Deferred income taxes                                 99.5           76.9
Postretirement benefits                              152.7          142.7
Other noncurrent liabilities and deferred
  credits                                            127.0           77.7
                                                  ---------      ---------
Total liabilities                                  1,782.5        1,521.6
Shareholders' equity:
  4 Percent cumulative preferred stock                11.0           11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued 87,116,289
    shares as of March 31 and June 30                 87.1           87.1
  Capital in excess of par value                     280.7          274.1
  Reinvested earnings                              1,095.3          984.5
  Foreign currency translation                       (21.0)          (9.3)
  Treasury stock, at cost                           (288.9)        (175.9)
                                                  ---------      ---------
Total shareholders' equity                         1,164.2        1,171.5
                                                  ---------      ---------
Total liabilities and shareholders' equity        $2,946.7       $2,693.1
                                                  =========      =========
(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                            Nine Months Ended
                                                                March 31,
                                                            -----------------
                                                              1996      1995
                                                            -------    ------
CASH FLOW - OPERATING ACTIVITIES
Net earnings                                                $144.9     $120.7
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                            107.2       88.1
    Postretirement benefits                                    8.4        8.7
    Undistributed equity in earnings of joint venture        (16.1)     (11.9)
    Deferred income taxes                                     20.4       19.5
    Gains on disposals of assets                             (53.4)       (.8)
    Other, net                                                36.2       58.2
                                                            -------    -------
                                                             247.6      282.5
    Changes in non-cash operating working capital:
      Accounts receivable                                    (39.3)     (40.5)
      Inventories                                            (63.8)     (36.5)
      Accounts payable, accrued
        liabilities and income taxes, net                     18.7      (13.9)
      Other, net                                              (3.3)      (4.2)
                                                            -------    -------
Net cash provided by operating activities                    159.9      187.4


CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                                        (124.4)    (111.7)
Acquisition spending                                        (152.9)     (99.2)
Proceeds from asset disposals                                118.9       17.6
Other, net                                                    25.9       (5.0)
                                                            -------    -------
Net cash used by investing activities                       (132.5)    (198.3)


CASH FLOWS - FINANCING ACTIVITIES
Increase in short-term debt                                   46.1       57.4
Proceeds from long-term debt                                 199.6        3.0
Payments on long-term debt                                  (107.1)     (15.3)
Issuance of Mallinckrodt common stock                         24.1        4.1
Acquisition of treasury stock                               (130.5)     (14.7)
Dividends paid                                               (34.1)     (31.3)
                                                            -------    -------
Net cash provided (used) by financing activities              (1.9)       3.2
                                                            -------    -------
Increase (decrease) in cash and cash equivalents              25.5       (7.7)
Cash and cash equivalents at beginning of period              60.9       86.2
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 86.4     $ 78.5
                                                            =======    =======

(See Notes to Condensed Consolidated Financial Statements on page 5.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions except per share amounts)
                                                             1996        1995
                                                           ---------   ---------
4 Percent cumulative preferred stock:
  Balance at June 30 and March 31                          $   11.0    $   11.0


Common stock:
  Balance at June 30 and March 31                              87.1        87.1


Capital in excess of par value:
  Balance at June 30                                          274.1       268.2
  Stock options exercised                                       6.6          .8
                                                           ---------   ---------
  Balance at March 31                                         280.7       269.0


Reinvested earnings:
  Balance at June 30                                          984.5       846.4
  Net earnings                                                144.9       120.7
  Dividends:
    4 Percent cumulative preferred stock ($3.00 per share)      (.3)        (.3)
    Common stock ($.45 per share in 1996
    and $.405 per share in 1995)                              (33.8)      (31.0)
                                                           ---------    --------
  Balance at March 31                                       1,095.3       935.8


Foreign currency translation:
  Balance at June 30                                           (9.3)      (34.2)
  Translation adjustment                                      (11.7)       22.0
                                                           ---------    --------
  Balance at March 31                                         (21.0)      (12.2)


Treasury stock:
  Balance at June 30                                         (175.9)     (162.6)
  Purchase of common stock                                   (130.5)      (14.7)
  Stock options exercised                                      17.5         3.3
  Restricted stock awards                                                  (4.2)
                                                           ---------   ---------
  Balance at March 31                                        (288.9)     (178.2)
                                                           ---------   ---------

Total shareholders' equity                                 $1,164.2    $1,112.5
                                                           =========   =========

(See Notes to Condensed Consolidated Financial Statements on page 5.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Results for the nine months ended March 31, 1996 included a non-cash charge for write-off of purchased research and development of $3.7 million, $2.3 million after taxes, or 3 cents per share, relating to Mallinckrodt Veterinary's acquisition of Syntro Corporation. The charge was recorded as research and development expenses.

2. Included in discontinued operations for the nine months ended March 31, 1996, are earnings, net of taxes, from the divested feed ingredients business of $4.3 million. Corresponding amounts were $5.0 million and $14.5 million for the quarter and nine months ended March 31, 1995, respectively. Other principal factors affecting discontinued operations were an after tax gain of $34.2 million on the sale of the feed ingredients business and an after tax provision for additional environmental costs of $15.6 million.

3. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The Company's effective tax rate for the first nine months was 37.3 percent, compared to last year's 37.5 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain operating losses.

4. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these maters is not expected to have a material effect on Mallinckrodt's business, financial condition or results of operations.

5. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding (76,670,336 and 77,389,344 for the nine months ended March 31, 1996 and 1995, and 75,525,393 and 77,276,374 for the quarters ended March 31, 1996 and 1995, respectively).

6.  The components of inventory include the following as of March 31, 1996:
    (In millions)
    Raw materials and supplies               $160.6
    Work in process                           100.2
    Finished goods                            222.7
                                             ------
                                             $483.5
                                             ======

7. As of March 31, 1996, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:
                                              March 31,          June 30,
                                                 1996              1995
                                              ----------      --------------

    Common stock                              13,019,651       10,365,203
    4 Percent cumulative preferred stock           1,670            1,670

8.  At March 31, 1996, common shares reserved were:

    Exercise of common stock purchase rights                   84,170,914
    Exercise of stock options and granting of stock awards     10,074,276
                                                               ----------
    Total                                                      94,245,190
                                                               ==========

9.  Supplemental cash flow information for the nine months ended March 31 included:
    (In millions)
                                                           1996        1995
                                                          ------      ------
    Interest paid                                         $35.6       $34.7
    Income taxes paid                                     $54.6       $40.8
    Noncash investing and financing activities:
      Assumption of liabilities related to acquisitions   $21.7       $ 1.8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [1]

RESULTS OF OPERATIONS

General
- -------

Earnings from continuing operations for the third quarter ended March 31, 1996 were $51 million, or 67 cents per share. This represents a 20 percent increase over the comparable 56 cents per share for the prior year. Net sales for the quarter were up 8 percent to $573 million, compared to $529 million a year ago. Net earnings for the third quarter were $48 million, or 64 cents per share, compared with $47 million, or 61 cents per share, during the same period a year ago. Net earnings for the prior year third quarter include $5.0 million of earnings, net of taxes, from the divested feed ingredients business.

For the nine months, earnings from continuing operations were $125 million, or $1.62 per share, up 15 percent from the corresponding prior year per share amount. These results reflect a non-cash charge of $3.7 million, $2.3 million after taxes, or 3 cents per share, associated with the acquisition of Syntro Corporation. Excluding this charge, earnings from continuing operations were $1.65 per share, a 17 percent increase over the comparable $1.41 per share for the prior year. Net sales for the nine months were up 10 percent to $1.6 billion, compared to $1.4 billion last year. Net earnings for the nine months were $145 million, or $1.88 per share, compared with $121 million, or $1.56 per share, last year. Fiscal 1996 net earnings include the gain resulting from the sale of the feed ingredients business in the second quarter, partially offset by a second quarter adjustment of provisions for environmental costs related to discontinued operations. Also included in net earnings are earnings from the divested feed ingredients business amounting to $4.3 million and $14.5 million, net of taxes, for the nine months ended March 31, 1996 and March 31, 1995, respectively.
- ------------------------

[1] The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Certain statements contained herein are forward-looking, particularly the statements appearing under Part 1. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1. "Legal Proceedings." Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of, and changes in, trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including the environmental proceedings involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

A comparison of sales and operating earnings follows:
(In millions)                              Quarter Ended      Nine Months Ended
                                              March 31,            March 31,
                                           -------------     -------------------
                                           1996    1995       1996        1995
                                           ----    -----     ------      -------
Sales
- -----
  Mallinckrodt Chemical                    $190    $159      $  510      $  392
  Mallinckrodt Medical                      270     256         754         726
  Mallinckrodt Veterinary                   112     115         329         332
  Intersegment sales                          1      (1)                     (1)
                                           ----    -----     ------      -------
                                           $573    $529      $1,593      $1,449
                                           ====    =====     ======      =======

Operating earnings
- ------------------
  Mallinckrodt Chemical                    $ 24    $ 20      $   48      $   42
  Mallinckrodt Medical                       65      58         181         160
  Mallinckrodt Veterinary                     8       8          17          18
  Corporate                                  (9)     (6)        (23)        (20)
                                           -----   -----     -------     -------
                                           $ 88    $ 80      $  223      $  200
                                           =====   =====     =======     =======

Business Segments
- -----------------
MALLINCKRODT CHEMICAL
Net Sales                                  Quarter Ended      Nine Months Ended
(In millions)                                 March 31,            March 31,
                                           -------------     -------------------
                                           1996     1995     1996           1995
                                           ----     ----     ----           ----
Catalyst, Performance & Lab Chemicals      $109     $ 86     $307           $206
Pharmaceutical Specialties                   81       73      203            186
                                           ----     ----     ----           ----
                                           $190     $159     $510           $392
                                           ====     ====     ====           ====

Mallinckrodt Chemical's earnings were $32.3 million and $69.2 million for the third quarter and nine months, respectively, representing increases of 21 percent and 18 percent over the same prior year periods. These results include the equity in the earnings of Tastemaker, the Company's flavors joint venture, of $8.0 million and $21.2 million for the quarter and nine months, respectively. Corresponding prior year amounts for Tastemaker were $6.3 million for the quarter and $16.5 million for the nine months. Net sales increased 19 percent and 30 percent compared to the corresponding prior year quarter and nine months, respectively. Catalyst, performance and lab chemicals sales increased 26 percent for the quarter and 49 percent for the nine months, primarily from the acquisition of J.T. Baker in February 1995. Pharmaceutical specialties sales increased by 12 percent and 9 percent for the quarter and nine months, respectively. Continued strength in sales of medicinal narcotics and increased acetaminophen (APAP) volume were the main contributors to the higher sales.

MALLINCKRODT MEDICAL
Net Sales                                  Quarter Ended      Nine Months Ended
(In millions)                                 March 31,            March 31,
                                           -------------     -------------------
                                           1996     1995     1996           1995
                                           ----     ----     ----           ----
Imaging                                    $183     $173     $511           $497
Anesthesiology & Critical Care               87       83      243            229
                                           ----     ----     ----           ----
                                           $270     $256     $754           $726
                                           ====     ====     ====           ====

Mallinckrodt Medical's operating earnings increased 12 percent for the quarter, compared to the same prior year period, to $64.5 million and 13 percent for the nine months to $181.1 million. Net sales improved 6 percent and 4 percent for the quarter and nine months, respectively, compared to the corresponding prior year periods. Sales volume improvements, dampened by competitive pricing, characterized Medical's sales performance. Imaging sales for the quarter were 6 percent higher than the prior year and sales for the nine months were up 3 percent, primarily from the acquisition of Liebel-Flarsheim in January 1996. Anesthesiology and critical care sales for the quarter and nine months increased 5 percent and 6 percent, respectively, driven largely by respiratory therapy products. Productivity programs initiated during the last several years helped earnings improve at a faster rate than sales.

MALLINCKRODT VETERINARY
Net Sales                                  Quarter Ended      Nine Months Ended
(In millions)                                 March 31,            March 31,
                                           -------------     -------------------
                                           1996     1995     1996         1995
                                           ----     ----     ----           ----
Animal Health                              $112     $115     $329           $332
                                           ====     ====     ====           ====

Mallinckrodt Veterinary's operating earnings for the third quarter decreased 10 percent to $7.6 million due to adverse weather conditions and higher research and development costs. Operating earnings for the nine months were $16.8 million, reflecting the same business influences as the second quarter. Excluding a second quarter non-cash pre-tax charge of $3.7 million for write-off of purchased research and development associated with the acquisition of Syntro Corporation, nine months operating earnings improved 11 percent over the $18.4 million recorded last year. Net sales decreased 2 percent and 1 percent for the quarter and nine months, respectively, compared to the corresponding prior year periods. Higher third quarter sales volumes in Asia due to a new distribution agreement were more than offset by volume declines throughout the rest of the world. Sales for both comparative periods also reflect the exit of certain Latin American distributorships last fiscal year.

Corporate Matters
- -----------------
Corporate expense increased $1.9 million for the quarter and $2.7 million for the nine months compared to last year, primarily due to consulting expenses associated with the strategic change initiative announced in December, 1995. The effective tax rate for the nine months was 37.3 percent, compared to last year's 37.5 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain operating losses.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1995, cash and cash equivalents increased $26 million. Operations provided $160 million of cash, while acquisition and capital spending totaled $277 million. The Company's current ratio at March 31, 1996, was 1.4:1. Debt as a percentage of invested capital was 42 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty-three million shares have been repurchased under this authorization, 3.5 million during the nine months ended March 31, 1996.

In September 1995 and November 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, and $100 million of 6.5% notes due November 15, 2007, respectively, from the $250 million shelf registration statement filed in February of 1995. As of March 31, 1996, $50 million of securities under this shelf and $50 million of securities under a shelf registration statement filed with the SEC in 1992 remain unissued.

The Company has a $550 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit available until November 1999. At March 31, 1996, commercial paper borrowings amounted to $196 million. There were no outstanding borrowings under the U.S. lines of credit at March 31, 1996. At March 31, 1996, non-U.S. lines of credit totaling $218 million were also available and borrowings under these lines amounted to $39 million. The non-U.S. lines are cancellable at any time.

Estimated capital spending for the year ending June 30, 1996, is approximately $200 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on Mallinckrodt's business, financial condition or results of operations.

Previously Reported Matters
- ---------------------------

The following is a discussion of material developments in proceedings previously reported in the Company's Form 10-K for its fiscal year ended June 30, 1995, as amended by the Company's reports on Form 10-Q for its fiscal quarters ended September 30, 1995 and December 31, 1995:

Ashtabula County, Ohio -- The Company has accepted the previously described buy-out settlement in this matter. Court approval of the settlement was obtained in April 1996. The Company does not anticipate making any further reports on this matter.

Pierce County, Washington -- The plaintiff in this matter, Centrum Properties, Inc., has filed a motion for summary judgment; the Company's response is due in May 1996. The Company is currently scheduling a meeting with the Washington Department of Ecology to review proposed terms of an agreed order for clean-up for the site.

Springville, Utah -- The Company has negotiated an interim settlement agreement with Ensign-Bickford Industries, Inc., and Ensign Bickford Company to share costs of remediating groundwater that allegedly has been impacted by nitrates and explosive compounds emanating from an explosives plant in Springville, Utah.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     4.6 Amended and Restated Rights Agreement dated as of February 19, 1996, incorporated herein by reference to Exhibit 2 to Amendment to Registration Statement on Form 8-A/A, dated February 26, 1996.

    11.1 Primary earnings per share computation for the nine months ended March 31, 1996 and 1995.

    11.2 Fully diluted earnings per share computation for the nine months ended March 31, 1996 and 1995.

    11.3 Primary earnings per share computation for the quarters ended March 31, 1996 and 1995.

    11.4 Fully diluted earnings per share computation for the quarters ended March 31, 1996 and 1995.

    27    Financial Data Schedule.

(b) Reports on Form 8-K.

    During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated February 19, 1996, under Item 5 regarding the extension, amendment and restatement of the Company's existing Rights Agreement between the Company and First National Bank of Chicago.

     - Report dated March 26, 1996, under Item 5 regarding the Premier agreement.

     - Report dated March 27, 1996, under Item 5 regarding presentation of results of Phase 2 FS069 myocardial contrast echo at the American College of Cardiology.

     - Report dated April 1, 1996, under Item 5 regarding the completion of Phase 3 clinical trial on ultrasound contrast agent, FS069.

                           * * * * * * * * * * * * * * * *
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Mallinckrodt Group Inc.
_______________________________
          Registrant



By:     MICHAEL A. ROCCA                  By:        WILLIAM B. STONE
   ____________________________              ______________________________
        Michael A. Rocca                             William B. Stone
    Senior Vice President and                 Vice President and Controller
     Chief Financial Officer


Date:  May 13, 1996