Form 10-K
period 1996-06-30
MALLINCKRODT GROUP INC
filed 1996-09-26
CIK 51396

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-K
          X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended June 30, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from       to
                         Commission file number 1-483
                             ______________________

                             MALLINCKRODT GROUP INC.
           (Exact name of Registrant as specified in its charter)
              New York                                36-1263901
    (State or other jurisdiction of               (I.R.S. Employer)
     incorporation or organization               Identification No.)

        7733 Forsyth Boulevard
        St. Louis, Missouri                         63105-1820
       (Address of principal                        (Zip Code)
         executive offices)                         (Zip Code)
    Registrant's telephone number, including area code: 314-854-5200
                             ______________________

       Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
            Title of each class                on which registered
            -------------------              -----------------------
    4% Cumulative Preferred Stock,
      par value $100 per share               New York Stock Exchange
    Common Stock, par value $1 per share     New York Stock Exchange
                                             Chicago Stock Exchange
                                             Pacific Stock Exchange
    9.875% Debentures due March 15, 2011 New York Stock Exchange 7% Debentures due December 15, 2013 New York Stock Exchange
    6.75% Notes due September 15, 2005       New York Stock Exchange
    6.5% Notes due November 15, 2007         New York Stock Exchange
    6% Notes due October 15, 2003            New York Stock Exchange
    Securities registered pursuant to Section 12(g) of the Act: None
                             ______________________

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

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,009,949,976 as of August 30, 1996. Market value is based on the August 30, 1996, closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

    Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the Registrant's classes of common stock:
    74,184,397 shares as of August 30, 1996.

    Documents Incorporated By Reference: Information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from pages 1 through 4, pages 5 through 19, pages 7 and 8, and pages 7, 9 and 10, respectively, of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 1996.

1996 FORM 10-K CONTENTS

Item                                                            Page
- ----                                                            ----
Part I:
1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Introduction. . . . . . . . . . . . . . . . . . . . . . . . .1
     General Factors Related to Business Segments. . . . . . . . .2
     International Operations. . . . . . . . . . . . . . . . . . .3
     Human Healthcare. . . . . . . . . . . . . . . . . . . . . . .3
     Specialty Chemicals . . . . . . . . . . . . . . . . . . . . .7
     Animal Health . . . . . . . . . . . . . . . . . . . . . . . .9
     Joint Venture . . . . . . . . . . . . . . . . . . . . . . . 11
     Other Activities. . . . . . . . . . . . . . . . . . . . . . 11
2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . 13
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 13
4.   Submission of Matters to a Vote of Security Holders . . . . 15
     Executive Officers of the Registrant. . . . . . . . . . . . 16

Part II:
5.   Market for the Registrant's Common Stock and
       Related Stockholder Matters . . . . . . . . . . . . . . . 19
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . 20
7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . 21
8.   Financial Statements and Supplementary Data . . . . . . . . 28
9.   Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . . 51

Part III:
10.  Directors and Executive Officers of the Registrant. . . . . 51
11.  Executive Compensation. . . . . . . . . . . . . . . . . . . 51
12.  Security Ownership of Certain Beneficial Owners
       and Management. . . . . . . . . . . . . . . . . . . . . . 51
13.  Certain Relationships and Related Transactions. . . . . . . 51

Part IV:
14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 51

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 59

PART I.

ITEM 1.  BUSINESS

INTRODUCTION

Company Profile
- ---------------

Mallinckrodt Group Inc. (Mallinckrodt, the Company, or the Corporation) is an international company serving specialty markets in human healthcare, chemicals and animal health.

The Company was incorporated in New York in 1909 under the name International Agricultural Corporation. The corporate headquarters is located at 7733 Forsyth Boulevard, St. Louis, Missouri 63105-1820, and the telephone number is (314) 854-5200.

Transition of the Company
- -------------------------

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

  -  In February 1988, IMC Global, Inc. then called IMC Fertilizer
     Group, Inc. (IFL), then a wholly owned subsidiary, completed an initial public offering (IPO) of shares of common stock. The Company owned 10 million shares of IFL common stock until March 1991, which represented 38 percent of the then outstanding common stock. The Company accounted for its investment in IFL by the equity method. In September 1988, the Company's holdings of IFL's Preferred Stock, Series A, were redeemed by IFL for $200 million.

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

  - In January 1992, Mallinckrodt, Inc., then a wholly owned subsidiary of IMCERA Group, Inc., divided its principal operations to form two separate subsidiaries, Mallinckrodt Medical, Inc. and Mallinckrodt Specialty Chemicals Company.
____________________

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, so long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. This report contains forward-looking statements within the meaning of the Act. These include statements concerning: the Company's outlook for fiscal 1997 and subsequent periods; volume and pricing trends and other forces in the industries in which the Company's businesses operate; the Company's expectations for the funding of capital expenditures and operations during fiscal 1997; potential costs of compliance with environmental and other laws and regulations; and other statements of future plans and strategies, anticipated events or trends, expectations, beliefs, and similar expressions regarding matters that are not historical in nature.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to the following: the effect of business and economic conditions; constraints on supplies and/or changes in the cost of raw materials used in the manufacturing of certain of the Company's products; capacity limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of, and changes in, trade, monetary and fiscal policies, laws and regulations; risks associated with investments and operations in foreign jurisdictions, including those related to foreign regulatory requirements, exchange rate fluctuations, and local political, social, and economic factors; changes in governmental laws and regulations affecting environmental compliance, taxes, and other matters impacting the Company; the costs and effects of legal and administrative proceedings, including the environmental proceedings involving the Company; the ability of the Company to develop and execute effective marketing and sales strategies for its products; the potential erosion of prices for certain of the Company's products as a result of increased competition in its markets; and the risk factors reported from time to time in the Company's SEC reports.

  - In June 1993, the Company announced the details of a restructuring program which resulted in a charge of $242 million after taxes, most of which was for actions taken at Mallinckrodt Veterinary, then called Pitman-Moore. Further discussion is included in the Specialty Chemicals and Animal Health business segment discussions and Note 1 of Notes to Consolidated Financial Statements (Notes).

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

  - In March 1994, the Company moved its headquarters from Northbrook, Illinois to St. Louis, Missouri.

  - In June 1994, the Company announced the details of a restructuring program which resulted in a charge of $59 million after taxes, most of which related to Mallinckrodt Medical. Further discussion is included in the Human Healthcare and Animal Health business segment discussions and Note 1 of the Notes.

  - In December 1995, the Company announced a Strategic Change Initiative which eliminated the management and administrative structures of the three former operating companies: Mallinckrodt Chemical, Inc., Mallinckrodt Medical, Inc. and Mallinckrodt Veterinary, Inc. Those businesses are now managed through divisions with global responsibility under a chief operating officer.

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on pages 21-27, and Note 1 of the Notes.

General Points
- --------------

In this report:

Mallinckrodt Group Inc. and its subsidiaries, collectively, are called the "Company," the "Corporation," or "Mallinckrodt," unless otherwise indicated by the context. The Company has three business segments: Human Healthcare, Specialty Chemicals and Animal Health.

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

GENERAL FACTORS RELATED TO BUSINESS SEGMENTS

Numerous healthcare reform proposals have been introduced in the U.S. Congress, and various states have also introduced or enacted such reform measures. Mallinckrodt is unable to predict what effect any healthcare reform measures might have on its businesses.

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

Financial information about industry segments is included in Note 18 of the Notes. Financial information about foreign and domestic operations and export sales is included in Note 17 of the Notes.

INTERNATIONAL OPERATIONS

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world and as such is subject to certain opportunities and risks, including currency fluctuations and government actions. Mallinckrodt generates a significant portion of its operating earnings and cash flows outside the United States and is positioned to benefit from its use of approximately 26 functional currencies as currency fluctuations are often offsetting.

Operations in each country are monitored to respond to changing economic and political environments quickly and take advantage of changing foreign currencies and interest rates. The Company uses certain derivative financial instruments, principally purchased options, forward contracts and currency swaps, to manage its exposure to fluctuations in foreign exchange and interest rate risk. Additionally, various operational initiatives are employed to help manage business risks. The net impact of foreign exchange activities was immaterial for 1996, 1995 and 1994, including the conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures.

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

While future economic events cannot be predicted, the Company does not believe its current operations and future expansion plans should result in a significantly different risk profile.

Mallinckrodt sales outside the U.S. represented approximately 40 percent of consolidated net sales in 1996, 1995 and 1994. Products are manufactured and marketed through a variety of subsidiaries, affiliates and joint ventures around the world. See discussions of individual business segments included below; under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Note 17 of the Notes for additional information.

HUMAN HEALTHCARE

Human healthcare sales were:
                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)
Net sales
  Imaging agents. . . . . . . . . . . . . . $  716   $  688   $  622
  Critical care products. . . . . . . . . .    338      324      290
  Pharmaceutical specialties. . . . . . . .    368      325      281
                                            ------   ------   ------
                                            $1,422   $1,337   $1,193
                                            ======   ======   ======

Human healthcare products are instrumental in the delivery of healthcare services and are sold to hospitals, clinical laboratories, pharmaceutical manufacturers and other customers on a worldwide basis. Human healthcare products are related by a high degree of innovation and technology, by regulation from agencies such as the U.S. Food and Drug Administration (FDA), industry standards and by markets served. They are significantly affected by conditions within the healthcare industry, including continuing legislative initiatives and public and private healthcare insurance and reimbursement programs. An aging population and demand for technologically superior products to improve the quality of life while lowering the cost of care are two major factors fueling growth within the industry.

Human healthcare provides advanced, innovative products for radiology, cardiology, nuclear medicine, anesthesiology, critical care and therapeutic pharmaceuticals. Principal products of this industry segment are contrast media for various imaging modalities, radiopharmaceuticals for medical diagnostic procedures, disposable medical devices, instruments and systems for use in surgical procedures and in critical care and alternate site facilities, drug chemicals, high-purity process chemicals and peptides.

During 1994, Mallinckrodt conducted studies to develop strategies to effectively respond to human healthcare customer needs and compete in a market that is changing rapidly as the result of healthcare reform. As a result of these efforts, in the fourth quarter Mallinckrodt recorded a pre-tax charge of $74 million related to the reengineering process. The key components of the charge included the reorganization of the medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; relocation of the Argyle, New York tracheal tube manufacturing operations to existing plants in Athlone, Ireland and Irvine, California, and to a new facility in Juarez, Mexico; and severance costs related to an associated workforce reduction.

The process of restructuring the U.S. sales force addresses new alliances being created on a market-by-market basis and the changing dynamics of existing customers' decision-making processes. Sales organizations for imaging agents and critical care products have been consolidated into one team in order to increase responsiveness to the customer. The consolidation has also created 12 geographic regions to improve planning and strategy development on a local basis. Emphasis will continue to be placed on contact with the clinical community within its customer base; however, the sales structure provides a single point of contact with each purchasing entity, providing quicker, more efficient and effective customer service.

Cash expenditures for this restructuring should approximate the original estimate of $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. Approximately $48 million of the cash expenditures were incurred through June 30, 1996, the majority of which related to severance associated with the workforce reduction and consulting costs. The majority of the remaining cash expenditures of approximately $17 million will be paid in 1997 and relate to severance for terminated employees. Based on expenditures to date and those anticipated by the original plan, no material adjustment to the reserve balance is expected at this time. The noncash pre-tax portion of the charge should approximate $9 million, primarily relating to asset value adjustments associated with manufacturing rationalization. The restructuring action is generating annualized pre-tax savings at a level approximating $40 million. Management expects incremental benefits in 1997 and beyond.

The restructuring will assist Mallinckrodt to remain flexible to address future change, reduce costs, remain competitive and sustain a strong market presence in an ever changing healthcare environment.

Imaging Agents
- --------------

Imaging agents include the manufacture, sale and distribution of products used in radiology, cardiology and nuclear medicine.

Radiology products include iodinated contrast media (ionic and nonionic) and catheters for use in studies of the brain, abdominal organs, renal system, peripheral vascular system and other areas of the body to aid in diagnosis
and therapy.   Pursuant to the 1994 restructuring discussed above, these
products are marketed principally by a geographically organized sales force. Since its introduction in the U.S. seven years ago, Optiray*, a low osmolar, nonionic medium, has been widely accepted in both radiology and cardiology indications. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the Company opened a new production facility in Dublin, Ireland during 1994 for the manufacture of Optiray* in its bulk drug form. In addition, a capacity expansion at Mallinckrodt's existing plant in St. Louis, Missouri was completed in 1994. In June 1990, Mallinckrodt introduced Ultraject*, a patented innovation in contrast media agent administration. This prefilled syringe provides a more efficient, convenient and safer method of delivering contrast agents. Ultraject* continues to fuel the growth of Optiray* by providing advantages over traditional glass syringes because it reduces handling hazards and the potential for dosage error. In January 1996, Mallinckrodt acquired Liebel-Flarsheim Company of Cincinnati, Ohio to enhance its position in the contrast imaging arena. Liebel-Flarsheim's products include contrast media power injectors for angiography and CT, X-ray components, and specialized equipment for diagnostic urology procedures.

The cardiology business is directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the heart and the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales organization within Mallinckrodt's geographically organized sales force. During 1989, Mallinckrodt acquired an equity position of less than two percent of the then currently outstanding common shares of Molecular Biosystems, Inc. of San Diego, California, and obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was unanimously recommended for approval by the Radiology Device Advisory Panel of the FDA in July 1992. Molecular Biosystems received an approvable letter for Albunex* from the FDA in April 1994. Final approval was received early in August 1994 with Mallinckrodt's launch of the product occurring in the second quarter of 1995. On September 7, 1995, Mallinckrodt entered into a new distribution and investment agreement for Albunex* and FS069, a major new ultrasound contrast agent in development. Under the September 7, 1995 agreement, Mallinckrodt made an additional equity investment of $13 million in Molecular Biosystems. In addition, the agreement also provides for Mallinckrodt to partially fund FS069 clinical development and make various milestone payments. Mallinckrodt's total equity position in Molecular Biosystems pursuant to this agreement is under ten percent of that Company's outstanding and publicly traded common stock.

During 1995, Mallinckrodt entered into a research and license agreement with OPTIMEDx to develop optical imaging agents designed to aid in the detection and localization of cancer cells in patients. Pursuant to the agreement, Mallinckrodt made an equity investment in exchange for licensing rights and will make payments to OPTIMEDx for achieving certain milestones in researching, developing and obtaining regulatory approval.

Nuclear medicine products consist of radiopharmaceuticals used to provide images of numerous body organs' anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold to hospitals and clinics in the U.S. by both a direct geographically organized sales force and through a nationwide network of nuclear pharmacies. Internationally, nuclear medicine products are marketed through direct sales forces and distributors.

In 1995, Mallinckrodt signed an agreement with Medi+Physics to distribute human healthcare proprietary radiopharmaceutical products through Medi+Physics' radiopharmacies in the U.S. and Canada. Additionally, in 1995, Mallinckrodt signed a license agreement with Immunomedics for Mallinckrodt to market CEA-Scan in select European countries subject to receipt of regulatory approval in those countries. The following year, a license agreement was signed for the U.S. CEA-Scan is an in vivo diagnostic imaging product for colorectal cancer.

In June 1994, the FDA authorized U.S. marketing of OctreoScan*. This unique radiopharmaceutical assists physicians in diagnosing and determining the extent of spread in certain types of cancers, using a non- invasive procedure instead of surgical biopsy. OctreoScan* is manufactured at facilities in St. Louis, Missouri and Petten, Netherlands. Introduction of the product began in June 1994 through key hospitals specializing in cancer treatment. Marketing of the product was expanded in 1995 upon FDA approval of promotional material.

In 1992, Mallinckrodt signed an agreement with the Netherlands Energy Research Foundation to construct a plant in Petten, Netherlands dedicated to the manufacture of molybdenum-99 (Mo99), a key raw material used in the production of the nuclear medicine imaging product technetium-99m. Production began in June 1996.

In 1990, Mallinckrodt introduced TechneScan* MAG3* for improved imaging of the kidneys and the renal system. Unlike a standard X-ray based imaging procedure, a nuclear medicine scan utilizing MAG3* can accurately assess renal tubular function in addition to providing anatomical information. In 1991, the Company introduced the highly successful UltraTag* RBC blood pool imaging kit which is used for gated blood pool, "first pass" cardiac studies, and for the detection of hemangiomas and gastrointestinal bleeding sites. To meet growing worldwide demand for cyclotron-produced products, Mallinckrodt brought a new cyclotron on-line at Petten, Netherlands in 1993 and in 1995, expanded cyclotron capacity at its radiopharmaceutical production facility in
Maryland Heights, Missouri.   The Company is also expanding the Maryland
Heights, Missouri manufacturing facility to introduce an improved generator product in early 1997.

Mallinckrodt's largest developmental effort in the area of cardiology and radiology is directed toward contrast agents for magnetic resonance imaging, primarily in neurology, oncology and cardiovascular applications.

Imaging agents manufacturing facilities are located in Angleton, Texas; Cincinnati, Ohio; Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, Netherlands; Pointe Claire, Canada; Raleigh, North Carolina; and St. Louis, Missouri. Mallinckrodt owns these facilities. The Company also operates 36 nuclear pharmacies located in population centers throughout the U.S.

Critical Care Products
- ----------------------

The critical care business includes products for anesthesiology, respiratory care and blood analysis. Anesthesiology products include continuous core temperature monitoring systems; convective warm air temperature management systems; and airway management products. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and postoperatively. The airway management product line consists of basic and specialty tracheal tubes, breathing systems and other disposables used in hospitals for maintaining a secure airway during anesthesia and intensive care, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. Anesthesiology products are marketed directly through Mallinckrodt's geographically organized sales force and through distributors in the U.S. and internationally.

In June 1995, Mallinckrodt acquired Alton Dean, Inc. of Salt Lake City, Utah to complement its temperature management business. Alton Dean's products include in-line sterile fluid warmers, pressure infusers, and irrigation pumps used in operating rooms and intensive care units. These products are marketed through distributors in the U.S. and Europe.

In 1994, Mallinckrodt acquired DAR S.p.A. of Mirandola, Italy to complement its tracheal and tracheostomy tube business and expand the core airway management business into related anesthesia and respiratory disposables. DAR products include disposable filters, heat/moisture exchanges, masks and breathing circuits used in operating rooms and intensive care units to provide respiratory support to critically ill patients.

In 1994, Juarez, Mexico became the new production base for the temperature monitoring systems products used in emergency and critical care settings. Mallinckrodt capitalized on the rapid conversion to disposable tracheal tubes in Europe by expanding its anesthesiology products plant in Athlone, Ireland. Also, as discussed earlier, the Argyle, New York tracheal tube manufacturing operations is in the process of being relocated to a new facility in Juarez, Mexico.

In 1993, Mallinckrodt expanded its airway management product line by acquiring the tracheostomy products business of Sorin Biomedical in Irvine, California. This business's products include a broad range of tracheostomy tubes and related accessories used to maintain the airway after a tracheostomy surgical procedure.

During 1993, Mallinckrodt acquired the HemoCue businesses; HemoCue A.B. of Angelholm, Sweden and HemoCue Inc. of Mission Viejo, California. HemoCue products include blood hemoglobin and glucose analysis systems for use in hospitals and alternate site facilities. These products are distributed directly by the Company and through independent distributors in the U.S. and internationally.

On September 9, 1996, the Company announced an agreement under which Instrumentation Laboratory Company is to acquire the stock of Mallinckrodt
Sensor Systems, Inc., a Michigan corporation.   Mallinckrodt Sensor Systems,
Inc. manufacturers and markets GEM instruments and systems to analyze blood gases and electrolytes during cardiovascular surgery and in intensive care units and hospital stat and central laboratories. The June 30, 1996
financial statements include the results of this business; however,   the
sales, earnings and assets associated with it are not material to the human healthcare segment or to Mallinckrodt Group, Inc.

Critical care manufacturing facilities are located in Angelholm, Sweden; Ann Arbor, Michigan; Argyle, New York; Athlone, Ireland; Irvine, California; Juarez, Mexico; Mirandola, Italy; and Salt Lake City, Utah. Mallinckrodt owns the Argyle, Athlone and Mirandola facilities. The remainder are leased.

Pharmaceutical Specialties
- --------------------------

Pharmaceutical specialties products include analgesics such as acetaminophen
(APAP) used to control pain and fever; codeine salts and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other pharmaceutical specialties products include Toleron brand of ferrous fumarate which stimulates the formation of red blood cells; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceutical and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products.

Mallinckrodt expanded its product offering in human healthcare by acquiring an analgesic pharmaceutical product line from King Pharmaceuticals, Inc. in 1996. Most pharmaceutical specialties products are sold to the pharmaceutical industry for use in the manufacture of dosage form drugs. Narcotic prescription chemicals are also sold directly to drug wholesalers and chain pharmacies, while opiate addiction products are sold primarily to clinics. All pharmaceutical specialties are marketed through distributors and by a direct sales force.

The Company continued to make modifications of its St. Louis, Missouri peptides facility in 1994 and 1993. The APAP manufacturing and waste treatment capacity at the Raleigh, North Carolina facility has been expanded significantly in the past few years, while costs have been reduced. Capacity of the Derbyshire, England para-aminophenol (PAP, a precursor of APAP) manufacturing plant has also been significantly increased. In 1993, Mallinckrodt acquired Contech Laboratories, a facility located in Greenville, Illinois, which has performed certain processing steps related to the manufacturing of Compap* and other products. Mallinckrodt is also working on several projects to expand and upgrade the narcotics facility in St. Louis, Missouri, to meet growing worldwide demand.

Pharmaceutical specialties are manufactured in Derbyshire, England; Greenville, Illinois; Mexico City, Mexico; Paris, Kentucky; Phillipsburg, New Jersey; Raleigh, North Carolina; St. Louis, Missouri; and Torrance, California.

The Company has distribution locations in Athlone, Ireland; Bondoufle, France; Brussels, Belgium; Catano, Puerto Rico; Cincinnati, Ohio; El Paso, Texas; Gemenos, France; Hennef, Germany; Madrid, Spain; Mexico City, Mexico; Mission Viejo, California; Northampton, United Kingdom; Nottinghill, Australia; Petten, Netherlands; Pointe Claire, Canada; Singapore;
Tokyo, Japan; Vienna, Austria; and Zurich, Switzerland. Mallinckrodt owns the facilities in Athlone, Cincinnati, Mexico City, Petten and Pointe Claire. The remainder are leased.

SPECIALTY CHEMICALS

Specialty chemicals' sales were:
                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)
Net sales . . . . . . . . . . . . . . . . . $  322   $  252   $  156
                                            ======   ======   ======

Specialty chemicals products are sold to a variety of markets. These products possess a higher degree of technology and service than is characteristic of commodity chemicals. Generally, specialty chemicals products are sold as chemical intermediates which are used by customers worldwide as components, ingredients or reagents, rather than as final consumer products. Many specialty chemicals products are processed in multi-purpose manufacturing facilities. Specialty chemicals products include catalysts, performance chemicals, plastic additives and laboratory and microelectronics chemicals.

Catalysts are sold to the petrochemical and food industries. They include such products as platinum and palladium on carbon or alumina substrates; copper chromite; tableted, flaked and droplet shapes of nickel catalysts; and a variety of custom catalysts. Such catalysts are used to manufacture plasticizers, detergents, rubber products, insecticides, synthetic motor oil and edible fats and oils. These catalysts are marketed directly by Mallinckrodt under the registered trademark Calsicat*.

Catalyst Resources, based in Pasadena, Texas, produces custom and proprietary catalysts for manufacturers of polypropylene and polyethylene. Catalyst Resources products are marketed by a direct sales force, with a large percentage of sales to international customers.

TRIMET, a small specialty chemical business, was reclassified to continuing operations in 1995. Based in Allentown, Pennsylvania, TRIMET manufactures specialty additives to enhance the performance of water-based paints and coatings. Its products are sold internationally through Mallinckrodt's sales force and selected agents.

Plastic additives include customized additive blends for use as processing aids in the production of polymers, and calcium stearates and other metal soaps for use as internal lubricants to facilitate the manufacture of molded and extruded plastics. Plastic additives are sold internationally to industrial consumers through a direct sales force and selected agents.

Laboratory chemical products include high-purity reagent chemicals used in research and development and analytical laboratories. These high-purity products consist of thousands of reagent chemicals sold primarily through distributors to medical, industrial, educational and governmental laboratories.

Microelectronic chemicals encompass high purity acids, solvents, etchants and photoresist strippers used for the manufacture of semiconductor chips. A direct sales force is used to offer approximately 500 microelectronic chemicals and photoresist strippers to world wide semi-conductor chip producers.

In 1995, Mallinckrodt acquired J.T. Baker Inc., a worldwide manufacturer and supplier of laboratory, process and microelectronic chemicals. The acquisition brought an excellent brand name and a strong organization, including international operations, to specialty chemicals' existing laboratory chemicals business. To maximize the synergies of the two businesses, specialty chemicals has combined its laboratory chemicals business with J.T. Baker's and renamed the business Mallinckrodt Baker, Inc. Former facilities and offices from both organizations are now being operated under the Mallinckrodt Baker name.

The restructuring program begun in 1993, in as much as it pertains to specialty chemicals, is complete at June 30, 1996 with no material adjustments to the original reserve balance recorded.

Specialty chemicals are manufactured in Allentown, Pennsylvania; Dalum, Germany; Deventer, Netherlands; Erie, Pennsylvania; Greenville, Illinois; Hayward, California; Mexico City, Mexico; Paris, Kentucky; Pasadena, Texas; Phillipsburg, New Jersey; and St. Louis, Missouri.

ANIMAL HEALTH

Animal health sales were:

                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)
Net sales
  Animal health . . . . . . . . . . . . . . $ 456    $ 455    $ 429
                                            =====    =====    =====

Mallinckrodt's animal health segment initiated the restructure of its global operations during 1993 to improve operating earnings and growth potential by strengthening its global distribution and marketing capabilities and consolidating manufacturing facilities to improve worldwide product sourcing and increase plant utilization.

Under the 1993 restructuring program, approximately 1,000 positions have been eliminated; 10 manufacturing facilities have been closed; more than 200 low margin products have been dropped from the lines offered by the company; commercial and administrative functions have been streamlined, including the consolidation of most of the research and development operations into one global facility located near the corporate headquarters; and non-core businesses and high risk development projects that have diminished in potential have been exited, including a project for the development of a porcine somatotropin (PST) product under the name Grolene*. Restructuring actions related to the program are complete at June 30, 1996 and no material adjustments to the original reserve balance have been required.

Cash expenditures for restructuring are expected to approximate the original 1993 estimate of $162 million and 1994 adjustment of $20 million and are primarily related to manufacturing rationalization, productivity improvement and organization development costs of $132 million and severance costs of $50 million. The $121 million noncash portion of the charge primarily related to the write-off of plant facilities. Approximately $119 million of the cash expenditures were incurred through June 30, 1996, the majority of which related to severance from a workforce reduction of approximately 1,000 people
and consulting costs.   The majority of the remaining cash expenditures
associated with the 1993 restructuring, together with the additional
$20 million pre-tax charge taken as part of the 1994 restructuring, represents the present value of long-term lease payments to be paid through 2010 related to a closed PST facility.

Mallinckrodt has now concluded that the animal health business will have greater potential and be more successful through alignment with a company that possesses core technology more directly related to the development of animal health products. Therefore, on August 29, 1996, the Company announced that it has decided to explore all strategic options related to this business.

The animal health segment of Mallinckrodt ranks in the top eight companies in the animal health industry worldwide in terms of sales, and continues to have direct presence in the top 25 animal health markets of the world, with more than half its net sales originating outside the U.S. Animal health focuses on pharmaceutical, biological and parasiticide products which represent 80 percent of the $10.6 billion global animal health market.

Animal health operations support a product line approaching 1,000 products. The Company's strategy calls for the addition of new products, particularly in biologicals and for geographic expansion into new markets. Animal health continues to focus its efforts on product areas that offer the greatest opportunities. Consequently, animal health expects to continue to derive most of its sales and profit from the food animal sector, while developing product lines in the faster growing companion animal market. In the worldwide animal health industry, products for food animals comprise about 78 percent of the market and approximately 85 percent of animal health's revenues are from products used for food animals.

Cross registration, or filing for approval of products already marketed in other countries, is a key component of animal health's geographic expansion efforts. Approximately 550 product approvals have resulted from cross registration through 1996, with additional approvals expected over the next three to four years.

Operations are currently located in more than 30 countries, with distribution networks in more than 100 countries. Animal health's organizational structure of four geographic regions is aligned for increased market focus and customer responsiveness and enables sales directly to the consumer, veterinarian, distributor, dealer or agent, depending on the maximum market opportunity.

Asia Pacific

Animal health's focus is on improving its leading position in sheep and cattle biological products and ectoparasiticides in Australia and New Zealand and in poultry and swine biological products and antimicrobials in Southeast Asia. Its aim is to maintain regional leadership by maximizing cross registration opportunities and by introducing new products. Animal health is increasing its presence in Japan and adding resources to take advantage of the growth potential in developing nations such as China and Vietnam.

Europe

European sales were impacted in the fourth quarter of 1996 by a worldwide ban on beef exports from the United Kingdom. The ban was a result of a government-issued report linking Bovine Spongiform Encephalopathy (BSE), a neurological disease in cattle and Creutzfeldt Jakob Disease (CJD), a disease in humans. The European Union is currently weighing how to address this issue.

Animal health intends to build on its leading market positions across the region through cross registration of existing products and introduction of new products, by improving leverage and focusing on key regional brands. France, Germany and Spain represent the greatest potential opportunity and this strategy is expected to lead to above average market growth. Animal health is positioned to maximize market opportunities as they evolve in Eastern Europe, Africa and the Middle East.

Important products in Europe are Paracox*, Rotavec* and Leptavoid*, vaccines for food animals; Autoworm Pulse Release Bolus*, a de-wormer for cattle; and Spot-On*, an ectoparasiticide for cattle. The novel anaesthetic Isoflo* successfully launched in the United Kingdom in April 1996 is expected to contribute to the expansion of the companion animal business in the region. Late in 1995, the launch of Exspot*, a flea and tick product for companion animals, was met with strong customer acceptance in Germany. Launch of Exspot* in other European markets is expected in 1996 and beyond.

Latin America

In this growing region, animal health maintains a leading position in cattle products and expects to increase market share from a combination of new products and cross registration. In August 1995, CBM, a poultry and companion animal vaccine business located in Brazil was acquired to enhance the position in the growing poultry market in the region. This acquisition also helped replace the loss during 1995 of rights to distribute certain products of other companies.

The foot and mouth disease vaccine continues to be a prominent product in the region and the Brazilian market accounts for more than half of the region's earnings.

General economic conditions remained relatively stable, with the exception of the devaluation of the Venezuelan bolivar in 1996 and the Mexican peso in 1995, neither of which has had a significant impact on operating results. Although no significant changes to general economic policy or political conditions are anticipated within the region, the short term economic outlook remains uncertain.

North America

Animal health has a significant position in North America. Ralgro*, animal health's long-established and most consistent performer, is the leading growth promotant for cattle on grass in the U.S. Animal health intends to leverage cattle knowledge and strong customer service capabilities to build a strong position for new cattle and swine products. Ralgro Magnum*, a more potent formulation of Ralgro* for improved gain and efficiency in feedlot cattle, was launched in late 1995.

In October 1995, Syntro Corporation, a manufacturer of recombinant vaccines, was acquired for $38.2 million. Syntro is the first company to license a vectored vaccine in the U.S. The purchase of Syntro provides a proven technological platform to discover and develop vaccines for all species.

In 1994, the Company committed to build and commenced construction on a biological production facility in Raleigh, North Carolina. The $48 million, 63,000 square-foot plant is expected to begin commercial production in 1998 and will produce livestock and companion animal vaccines for distribution around the world.

Manufacturing Facilities

Animal health manufacturing facilities are located in Asuncion, Paraguay; Baton Rouge, Louisiana; Bray, Ireland; Burgwedel, Germany; Cali, Colombia; Campinos, Brazil; Compton, United Kingdom; Friesoythe, Germany; Lenexa, Kansas; Kuala Lumpur, Malaysia; Manila, Philippines; Millsboro, Delaware; Sao Paulo, Brazil; Terre Haute, Indiana; and Upper Hutt, New Zealand.

Other Actions

In October 1995, the Company sold its feed ingredients business to IMC-Agrico joint venture of IMC Global Inc. and Freeport-McMoRan Resources Partners, Limited Partnership. Sale of the feed ingredients business has been accounted for as a discontinued operation and prior years' statements of operations and balance sheets have been reclassified to reflect the disposal.

JOINT VENTURE

In February 1992, a 50/50 joint venture partnership was formed with Hercules Incorporated to manufacture and market flavor products. The venture, named Tastemaker, was created by combining Mallinckrodt's Fries & Fries flavors business with Hercules' PFW Flavors and Citrus Specialties businesses. Tastemaker is headquartered in Cincinnati, Ohio, and has a major presence in
the world's three largest flavors markets   Europe, North America and
Asia/Pacific. It manufactures products for use in convenience foods and beverages; dry and liquid beverage mixes; cordials, cocktails and wines; ice cream, cheese and other dairy products; cake and cookie mixes, snacks and other bakery products; main meals and entrees; and pharmaceutical products. Production and distribution of these products are subject to regulation by governmental agencies in various countries. Tastemaker manufacturing facilities are located in Barneveld, Netherlands; Cincinnati, Ohio; Lakeland, Florida; Mexico City, Mexico; Milton Keynes, United Kingdom; St. Louis, Missouri; and Sydney, Australia. Distribution is primarily through direct sales forces and distributors.

On August 29, 1996, Mallinckrodt announced that it is prepared to sell its interest in Tastemaker in cooperation with its joint venture partner, Hercules, Inc., if an acceptable offer is received.

OTHER ACTIVITIES

Research and Development
- ------------------------

The Company performs applied research directed at development of new products, development of new uses for existing products and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application. The overall efforts of the Company are under the leadership of the Vice President, Science and Technology, who is responsible for developing an integrated technology program to ensure that investments made in research will support growth objectives. Internal research efforts in each of its business segments are supplemented with third-party and university technical agreements.

Human healthcare's various development activities are focused on market-place needs. Research and development of imaging agents are carried on by a centralized organization. Research and development for critical care products and pharmaceutical specialties are performed within these businesses.

Specialty chemicals' research and development efforts are organized within its operating divisions to focus technical resources on the development of new and improved products meeting defined market and customer needs. Technical personnel for process support are located at each manufacturing location.

Animal health currently has many products under development that address the needs of world and regional markets. Its primary research and development capabilities were consolidated at a single site in the Chicago, Illinois area in 1993, in conjunction with the restructuring of its businesses. Products in development include vaccines, growth enhancers and parasiticides for livestock, poultry and companion animals.

Patents, Trademarks, and Licenses
- ---------------------------------

Mallinckrodt owns a number of patents and trademarks, has a substantial number of patent applications pending and is licensed under patents owned by others. No single patent is considered to be essential to the businesses as a whole, but in the aggregate, the patents are of material importance to the Company's business.

Environmental and Other Regulatory Matters
- ------------------------------------------

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

Significant capital expenditures, as well as operating costs, have been incurred to comply with the laws and regulations governing the protection of the environment, occupational safety and health, and the handling of hazardous materials. There are inherent and unquantifiable risks in handling hazardous or toxic materials and wastes. On the basis of its best information, the Company does not believe the expenditures and risks occasioned by these circumstances have become materially adverse to its financial condition or results of operations; however, no assurance can be given that this will continue to be true.

Similarly, the manner of interpretation and enforcement of the laws and regulation pertaining to the Company's products or facilities by government agencies, such as the U.S. Food and Drug Administration and the U.S. Environmental Protection Agency (EPA), and state and foreign counterparts, at any particular production site or in connection with any particular product or any proposed new or modified product, may be different than anticipated, and could result in production interruption and product holds or recalls.

The Company endeavors to comply with all of these laws and regulations, as well as with all other applicable laws and regulations, but there can be no assurance that its compliance efforts will always be acceptable. Instances of non-compliance have occurred in the past and although they have not had a material adverse impact on the Company, such instances could occur in the future and possibly have a material adverse impact.

In particular, the Company is unable to predict the extent to which it may be adversely affected by future regulatory developments such as new or changed laws or regulations.

Most of the Company's environmental related capital expenditures are in response to provisions of the Federal Clean Air Act, Water Pollution Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $14 million in 1996 and 1995. The Company currently estimates that environmental capital expenditures over the next two years will average about $13 million per year.

During 1996, the Company assumed and was compensated for certain costs to remediate various sites in the future. In addition, the Company established additional environmental reserves for discontinued operations. The Company had accruals of $97 million at June 30, 1996 for costs associated with the study and remediation of Superfund sites and for study and remediation of current and former operating sites of the Company. Claims for recovery have not been netted against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any gain is contingent upon a successful outcome and has not been accrued.

Environmental clean up costs are often incurred over extended periods of time. Nevertheless, to the extent these costs can be reasonably estimated, and the Company's responsibility is probable, accruals are established although the costs are not yet payable, and are reflected in the Company's consolidated financial statements. Based on information presently available, the Company believes any amounts paid in excess of the accrued liabilities will not have a material adverse effect on its financial position or results of operations.

See also Item 3., Legal Proceedings, and Note 20 of the Notes for additional information.

Employees
- ---------

Mallinckrodt had 10,395 employees at June 30, 1996, consisting of 6,186 U.S. based employees and 4,209 employees outside the U.S.

Labor Relations
- ---------------

In the U.S., the Company has eleven collective bargaining agreements with ten U.S. international unions or their affiliated locals covering 846 employees. Four agreements covering 472 employees were negotiated during 1996, with no work stoppages. Two agreements covering 136 employees will expire in 1997. Twelve operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,170 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2.  PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the respective business segment discussions in Item 1., Business. Additionally, Mallinckrodt leases office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters
- ---------------------

The Company's operations are subject to a variety of federal, state, and local environmental laws and regulations that govern, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, discharges to water, and air emissions from equipment and facilities. The Company is involved in various administrative or judicial proceedings relating to the environment that have been initiated by EPA, by state authorities, or by third parties. These proceedings are in various stages of development and generally include demands for reimbursement of previously incurred costs and for future investigation or remedial
actions.   In many instances, the dollar amount of the claim is not
specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to discontinued operations of the Company.

To the extent costs and related liabilities for environmental matters can be reasonably estimated and the Company's responsibility is probable, accruals are established although costs are not yet payable. In establishing accruals the Company considers, among other things: its past experience at the site in question and at other sites; the probable costs to be paid by other potentially responsible parties, if any; total projected remediation costs for the site, if known; existing technology; and the currently enacted laws and regulations. The Company frequently engages qualified environmental contractors to assist it in evaluating and developing an appropriate response to environmental issues.

Although it is not possible to predict with certainty the outcome of such matters or the total cost of remediation efforts, based on information presently available the Company does not believe that the ultimate disposition of pending environmental matters will have a material adverse effect on the Company's business or financial condition taken as a whole. The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Orrington, ME -- Hanlin Group, Inc. purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In 1989, Hanlin filed suit in the U.S. District Court for the District of Maine alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, ground water, and adjoining waterways. Hanlin also alleged that the Company illegally caused carbon tetrachloride and chloroform contamination at the facility. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C.; the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by EPA. Costs of implementing remedial action at the site will be shared by the Company and HoltraChem on a yet-to-be agreed basis; if the parties cannot reach agreement, the matter will be referred to binding arbitration.

Auburn Hills, MI -- The Company is a defendant in an action pending in the U.S. District Court for the Eastern District of Michigan relating to a drum reconditioning facility located in Auburn Hills, Michigan, that was leased and operated by the Company in the 1970s. The State of Michigan and the present owner of the facility claim that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for alleged contamination of soil and surface groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred clean-up costs and compensation for damages to the site. The Company denies any violation of applicable law on its part. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company. The court has not held any hearings on this case since 1987 and has stayed all third party proceedings. In March 1995, the State issued a proposed remedial action plan (PRAP) for public comment. The Company submitted formal comments on the PRAP in July 1995, and has subsequently developed further site information it believes could reduce remediation costs. The Company is presently working with the State to develop a revised or new remedial action plan.

St. Louis, MO / CT Decommissioning -- The Company also processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) in the 1960s through 1986. The Company is required to complete decommissioning of the processing areas, building and soil on the site where manufacturing occurred pursuant to NRC regulations. The Company submitted a Phase I Characterization Plan to NRC and has implemented the characterization plan. The Company will submit a Phase II Characterization Plan based upon the results of the first plan.


Raleigh, NC -- The Company owns a bulk pharmaceutical facility which has been operating since the mid-1960s. The facility has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo
corrective action.   There are several phases to the corrective action
process. The Company has worked with federal and state agencies to complete the Remedial Feasibility Investigation and identified certain Solid Waste Management Units (SWMUs). The Company received its permit and recently submitted a Remedial Investigation Work Plan to the North Carolina
Department of Environmental Protection proposing the work plan to investigate the SWMUs. The Company has not received a response to this Remedial Investigation.

Springville, UT -- In 1996, the Company entered into an interim settlement agreement with Ensign-Bickford Industries, Inc. ("EBI") to share certain costs of remediating groundwater that allegedly has been impacted by nitrates and explosive compounds emanating from EBI's Springville, Utah explosives plant. The plant, under a series of owners, has been manufacturing explosives at the mouth of the Spanish Fork Canyon in Utah since the 1940s. The Company sold the plant and related assets to the Trojan Corporation in 1982. EBI acquired the Trojan Corporation in 1986 and has operated the plant since that time. Pursuant to a 1991 stipulation and consent order with the State of Utah, EBI has conducted a feasibility study of alternatives for remediating impacted off-site groundwater. EBI also is conducting a corrective action study under a 1995 consent order with Utah. EBI and the Company are investigating whether additional parties should share in possible remediation costs. EBI has notified the Company that a resident with property bordering the site filed suit against EBI for nuisance and trespass for contamination that allegedly migrated onto the resident's property, and that other residents near the plant have threatened to sue EBI for bodily injuries and property damage which they claim to have suffered as a result of contamination of their drinking water by chemicals emanating from the plant. The State also has advised EBI that it is investigating a natural resource damages claim.

Pierce County, WA -- In 1995, Centrum Properties Corporation filed an action in the U.S. District Court for the Western District of Washington against the Company and Olin Corporation concerning property that was owned by Olin between 1935 and 1963 and by the Company between 1963 and 1976. The suit alleges that the property's groundwater is contaminated with carbon tetrachloride, and that this contamination was caused by releases from the explosives manufacturing facility operated on the property first by Olin and
then by the Company.   Centrum seeks to recover the costs of investigating
and remediating the site. In November 1995, the Company answered Centrum's complaint, denying liability, and filed a third-party complaint against Boeing Company, the current site owner, seeking contribution. In June 1996, the court granted Centrum's motion for partial summary judgment against Olin and the Company regarding liability under CERCLA and the Washington Model Toxic Act; however, the court did not decide the manner in which responsibility should be allocated among the parties. A court ordered mediation is scheduled to address this issue. The Company has also been named a "potentially liable party" for this site by the Washington
Department of Ecology. The Company, Olin, Centrum and the Department of Ecology are negotiating an order that would govern remedial activities at the site.

For additional information relating to environmental matters, see Item 1., Business--Environmental and Other Regulatory Matters.

Other Litigation
- ----------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe that these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1996, were as follows:

C. Ray Holman
Age 53. Chairman of the Company since October 1994; Chief Executive Officer of the Company since December 1992; President of the Company from 1992-1995; Vice President of the Company from October 1990 to December 1992; President and Chief Executive Officer, Mallinckrodt Medical, Inc. from January 1989 until December 1992.

Mack G. Nichols
Age 58. President and Chief Operating Officer of the Company since December 1995; Senior Vice President of the Company since October 1993; Vice President of the Company from October 1990 to October 1993; President and Chief Executive Officer of Mallinckrodt Chemical, Inc. from January 1989 to December 1995.

Barbara A. Abbett
Age 56. Vice President, Communications of the Company since April 1994; Vice President and Senior Partner with Fleishman-Hillard, Inc., from 1979 to April 1994.

James C. Carlile
Age 44. Vice President of the Company since May 1996; President, Medical Imaging Division, since December 1995; Senior Vice President, Mallinckrodt Medical, Inc., 1994-1995; Group Vice President, Imaging, Mallinckrodt Medical, Inc., 1992-1994; and Vice President and General Manager, Radiology, Mallinckrodt Medical, Inc., 1990-1992.

Ashok Chawla
Age 46. Vice President, Strategic Management of the Company since July 1991; Vice President Strategic Planning and Business Development, Mallinckrodt Veterinary, Inc., August 1990 to July 1991.

Charles R. Clark III
Age 44. Vice President of the Company since May 1996; Vice President, Strategic Services, since December 1995; Group
Vice President, Mallinckrodt Medical, Inc., 1994-1995; and Vice President and General Manager, Anesthesiology U.S., Mallinckrodt Medical, Inc., 1988-1994.

Michael J. Collins
Age 43.  Vice President of the Company since May 1996; President,
Pharmaceutical Specialties Division since December 1995; Group Vice President, Pharmaceutical Specialties, Mallinckrodt Chemical, Inc., 1992-1995; Group Vice President, Analgesics & Pharmaceutical Specialties Group, Mallinckrodt Chemical, Inc., 1992; and Senior Vice President and General Manager, Drug and Cosmetic Chemicals Division, Mallinckrodt Chemical, Inc., 1990-1991.

Paul D. Cottone
Age 48. Senior Vice President of the Company since October 1994; President, Mallinckrodt Veterinary Division since December 1995; President and Chief Executive Officer, Mallinckrodt Veterinary, Inc., 1994-1995; Vice President, U.S. Operations of the Merck AgVet Division from 1993 to October 1994; and Executive Director, International Operations of the Merck AgVet Division from 1987 to 1993.

Bruce K. Crockett, Ph.D.
Age 52. Vice President, Human Resources of the Company since March 1995; and Vice President, Organization Development at Eastern Enterprises from 1990 to February 1995.

J. Eugene Fox, Ph.D.
Age 61. Vice President, Science & Technology of the Company since December 1995; Senior Vice President, New Technology and Chief Scientist, Mallinckrodt Medical, Inc., since 1995; Senior Vice President, Science and Technology, Mallinckrodt Medical, Inc., 1992-1995; and Vice President, Science and Technology, Mallinckrodt Medical, Inc., 1989-1992.

Roger A. Keller
Age 51. Vice President, Secretary and General Counsel of the Company since July 1993; Senior Vice President and General Counsel, Mallinckrodt Medical, Inc., March 1992 to July 1993; Vice President and General Counsel, Mallinckrodt Medical, Inc., September 1989 to March 1992.

Douglas A. McKinney
Age 43. Treasurer of the Company since November 1995; and Assistant Treasurer July 1991 to November 1995.

Michael K. Milosovich
Age 50.  Vice President of the Company since May 1996; President,
Pharmaceutical Chemicals Division since December 1995; Vice President and General Manager, Bulk Analgesics, Mallinckrodt Chemical, Inc., 1992-1995; and General Manager, PAP/APAP, Mallinckrodt Chemical, Inc., 1990-1992.

David Morra
Age 40. Vice President of the Company since May 1996; President, Nuclear Medicine Division since December 1995; Senior Vice President, Europe, Mallinckrodt Veterinary, Inc., 1995; Group Vice President, Europe/Australia, New Zealand, Mallinckrodt Veterinary, Inc., 1994-1995; and Vice President and General Manager, Cardiology, U.S., Mallinckrodt Medical, Inc., 1991-1994.

Robert G. Moussa
Age 49. President, International of the Company since December 1995; Senior Vice President of the Company since October 1993; Vice President of the Company 1992-1993; President and Chief Executive Officer, Mallinckrodt Medical, Inc., 1992-1995; Senior Vice President and Group Executive, Mallinckrodt Medical, Inc., September-December 1992; and Group Vice President, International, Mallinckrodt Medical, Inc., January 1989 to September 1992.

Adeoye Y. Olukotun
Age 51. Vice President, Medical and Regulatory Affairs of the Company since June 1996; Vice President, Bristol-Meyers Squibb Company 1991 to June 1996.

Michael A. Rocca
Age 51. Senior Vice President and Chief Financial Officer of the Company since April 1994; Corporate Vice President and Treasurer of Honeywell Inc., March 1992 to April 1994; Vice President, Finance, Honeywell Europe, 1990-1992.

William B. Stone
Age 53. Vice President and Controller of the Company since November 1990; and Vice President of Mallinckrodt, Inc. since April 1983.

Thomas R. Trotter
Age 48. Vice President of the Company since May 1996; President, Critical Care Division since December 1995; Senior Vice President, U.S. Markets, Mallinckrodt Medical, Inc., 1994-1995; Group Vice President, Critical Care and Anesthesiology, Mallinckrodt Medical, Inc., 1992-1994; and Vice President and General Manager, Mallinckrodt Critical Care, Mallinckrodt Medical, Inc., 1991-1992.

Fred K. Vogt
Age 51.  Vice President of the Company since May 1996; President,
Mallinckrodt Baker Division since December 1995; Group Vice President, Laboratory & Specialty Chemicals, Mallinckrodt Chemical, Inc., 1992-1995; and Vice President and General Manager, Performance & Laboratory Chemicals, Mallinckrodt Chemical, Inc., 1991-1992.


Daniel E. Woods, Jr.
Age 52. Vice President of the Company since May 1996; President, Industrial Specialties Division since December 1995; Group Vice President, Catalysts & Chemicals, Mallinckrodt Chemical, Inc., 1993-1995; and Group Vice President, Catalysts, Performance & Laboratory Chemicals, Mallinckrodt Chemical, Inc., 1991-1993.

Miscellaneous

All of the Company's officers are elected annually in October. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Common Stock Prices and Dividends

                                                        QUARTER
                                            -------------------------------
                                            First   Second   Third   Fourth
                                            -----   ------   -----   ------
Fiscal 1996
  Dividends per common share. . . . . . . . $ .14   $.155    $.155   $.155
  Common stock prices
    High. . . . . . . . . . . . . . . . . . 41.88   39.88    42.00   40.88
    Low . . . . . . . . . . . . . . . . . . 35.13   32.50    35.13   36.75
Fiscal 1995
  Dividends per common share. . . . . . . . $.125   $ .14    $ .14   $ .14
  Common stock prices
    High. . . . . . . . . . . . . . . . . . 34.00   34.13    34.63   36.88
    Low . . . . . . . . . . . . . . . . . . 28.38   29.00    29.13   33.50

The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 1996, the number of registered holders of common stock as reported by the Company's registrar was 8,734.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)
                                                   Years ended June 30,
                                            --------------------------------
                                              1996        1995     1994 (1)
                                            --------    --------   ---------
Net sales...................................$2,210.2    $2,043.2   $1,777.9
Earnings (loss) from continuing operations..$  191.2    $  163.9   $   87.9
Discontinued operations(4)..................    20.7        16.4       15.9
Cumulative effects of accounting changes....
                                            ---------   ---------  ---------
Net earnings (loss).........................   211.9       180.3      103.8
Preferred stock dividends...................     (.4)        (.4)       (.4)
                                            ---------   ---------  ---------
Available for common shareholders...........$  211.5    $  179.9   $  103.4
                                            =========   =========  =========


Per Common Share Data (5)
Earnings (loss) from continuing operations..$ 2.50      $ 2.11     $ 1.13
Net earnings (loss).........................  2.77        2.32       1.33
Dividends declared..........................   .61         .55        .49
Book value.................................. 16.44       15.12      13.05
Weighted average common shares (in millions)  76.3        77.5       77.6


                                                   Years ended June 30,
                                            --------------------------------
                                            1993(2)     1992(3)      1991
                                            --------    --------   ---------
Net sales...................................$1,626.8    $1,530.8   $1,456.4
Earnings (loss) from continuing operations..$ (135.4)   $  103.7   $   66.2
Discontinued operations(4)..................    15.6        23.8       22.0
Cumulative effects of accounting changes....   (80.6)
                                            ---------   ---------  ---------
Net earnings (loss).........................  (200.4)      127.5       88.2
Preferred stock dividends...................     (.4)        (.4)       (.4)
                                            ---------   ---------  ---------
Available for common shareholders...........$ (200.8)   $  127.1   $   87.8
                                            =========   =========  =========


Per Common Share Data (5)
Earnings (loss) from continuing operations..$(1.76)     $ 1.33     $  .93
Net earnings (loss).........................  2.60        1.63       1.24
Dividends declared..........................   .43         .38        .33
Book value.................................. 11.77       16.02      14.28
Weighted average common shares (in millions)  77.4        77.8       70.6

OTHER DATA
                                                   Years ended June 30,
                                            --------------------------------
                                              1996        1995     1994 (1)
                                            --------    --------   ---------
Total assets................................$3,405.9    $2,677.4   $2,401.0
Working capital.............................   359.1       271.9      261.3
Current ratio...............................   1.3:1       1.4:1      1.4:1
Total debt..................................$1,198.0    $  609.0   $  669.8
Shareholders' equity........................ 1,232.2     1,171.5    1,015.9
Return on shareholders'equity...............     16%         15%         9%
Capital expenditures........................$  169.2    $  159.6   $  171.2
Total dividends declared....................    45.7        42.2       37.7
Common shares outstanding (in millions).....    74.3        76.8       77.0
Number of employees.........................  10,400      10,200     10,200


                                                   Years ended June 30,
                                            --------------------------------
                                            1993(2)      1992(3)     1991
                                            --------    --------   ---------
Total assets................................$2,141.9    $1,992.3   $2,179.8
Working capital.............................   203.7       351.6      409.0
Current ratio...............................   1.3:1       1.8:1      1.6:1
Total debt..................................$  617.1    $  373.7   $  643.4
Shareholders' equity........................   910.5     1,224.2    1,084.2
Return on shareholders'equity...............   (13%)          9%         7%
Capital expenditures........................$  187.5    $  148.7   $  121.5
Total dividends declared....................    33.2        29.5       23.7
Common shares outstanding (in millions).....    76.4        75.7       75.2
Number of employees.........................   9,900       9,500      9,700

(1) See "Management's Discussion and Analysis" for a description of nonrecurring items.

(2) Results for 1993 included an after-tax charge of $242.2 million, or $3.13 per share, related to restructuring.

(3) Results for 1992 included an after-tax charge of $2.4 million, or $.03 per share related to the formation of Tastemaker, the flavors joint venture and an after-tax charge of $3.0 million, or $.04 per share related to technical manufacturing control problems at an animal health Kansas City, Kansas, manufacturing facility. These charges were offset by an after-tax gain of $6.7 million, or $.08 per share from sales of investments.

(4) See Note 1 of Notes to Consolidated Financial Statements for information on discontinued operations in 1996, 1995 and 1994. Results for 1993, 1992 and 1991 represent earnings from the feed ingredients business, partially offset by environmental and related litigation charges.

(5) Presented on a primary per common share basis adjusted for the 3-for-1 stock split in November 1991.

ITEM 7. MALLINCKRODT MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

All references to years are to fiscal years ended June 30 unless otherwise stated.

1996 vs. 1995
- -------------

Mallinckrodt's earnings from continuing operations for the year ended June 30, 1996, were $191 million, or $2.50 per share. This represents an 18 percent increase in per share earnings from continuing operations compared to $164 million or $2.11 per share in the prior year. Operating results for 1996 reflect a noncash pre-tax charge of $4 million associated with the acquisition of Syntro Corporation during the second quarter.

Net earnings for 1996 were $212 million, or $2.77 per share, compared with $180 million, or $2.32 per share in 1995. Fiscal 1996 net earnings include the gain resulting from the sale of the feed ingredients business in the second quarter, partially offset by a second quarter adjustment of provisions for environmental costs related to discontinued operations. Net earnings for 1996 and 1995 include $4 million and $20 million of earnings net of taxes, respectively, from the divested feed ingredients business.

Net sales increased 8 percent to $2.2 billion, compared to $2.0 billion a year ago. Operating earnings were $330 million for 1996, up 11 percent compared to $297 million in 1995.

During 1996, a Strategic Change Initiative was announced which included major organizational and operating changes designed to enhance global growth and improve operational effectiveness. This initiative eliminated the management and administrative structures of three former operating companies. Those businesses are now managed through divisions with global responsibility under a chief operating officer. Mallinckrodt realigned its operating segments to reflect the customer focus of its divisions. Prior periods for segments have been reclassified to conform with the 1996 presentation.

Discontinued operations are discussed in Note 1 of the Notes to Consolidated Financial Statements (Notes).

1995 vs. 1994
- -------------

Mallinckrodt's 1995 earnings from continuing operations were $164 million, or $2.11 per share. These results, compared with 1994 earnings from continuing operations, excluding a restructuring charge and minor nonrecurring adjustments, were up 14 percent.

Net earnings for 1995 were $180 million, or $2.32 per share, compared with $104 million, or $1.33 per share, in 1994. Included in the 1994 results was an after-tax restructuring charge totaling $59 million, or $.76 per share.

Net sales for 1995 increased 15 percent to $2.0 billion, compared to $1.8 billion in 1994. Operating earnings for 1995 were $297 million, up 16 percent over comparable 1994 results excluding the restructuring charge. Each of Mallinckrodt's three segments contributed to sales and earnings growth in 1995.

Restructuring charges are discussed in the business sections which follow, and in Note 1 of the Notes.


HUMAN HEALTHCARE

                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)

Net sales...................................$1,422   $1,337   $1,193
                                            ======   ======   ======

Operating earnings:
  Ongoing operations........................$  309   $  276   $  252
  Restructuring charge......................                     (74)
                                            ------   ------   -------
                                            $  309   $  276   $  178
                                            ======   ======   =======

Ongoing operating earnings as a percent
  of sales.................................. 21.7%    20.6%    21.1%*
*Excluding restructuring charge

1996 vs. 1995
- -------------

Human healthcare's operating earnings for 1996 were $309 million, up 12 percent compared to $276 million in 1995. Net sales increased 6 percent to $1.4 billion. Productivity programs initiated during the last several years helped earnings improve at a faster rate than sales.

Sales for imaging agents were up 4 percent, primarily from the acquisition of Liebel-Flarsheim in January 1996, and improved nuclear medicine sales in Europe. Volume gains for contrast media were offset by competitive pricing.

Sales of critical care products increased 5 percent primarily from higher volume of respiratory therapy products in Japan and Europe.

Pharmaceutical specialties sales improved 13 percent. Sales volume and pricing for medicinal narcotics were the main contributors to the increase. Sales also benefited from the acquisition of King Pharmaceuticals' specialty analgesic pharmaceuticals product line in December 1995.

In January 1996, Liebel-Flarsheim Company, a leading manufacturer of contrast media power injector systems for diagnostic imaging procedures and equipment for urology procedures, was acquired. The acquisition enhanced sales performance but modestly impaired operating earnings. Management believes this operation will be a positive contributor to 1997 operating results. In December 1995, King Pharmaceuticals' product line of specialty analgesic pharmaceuticals was acquired. The business is important to our specialty pharmaceutical strategy and is expected to have a positive impact on future periods' results.

Contributing to operating earnings were restructuring actions begun in 1994 which are generating annualized pre-tax savings at a level approximating $40 million. Management expects incremental benefits in 1997 and beyond as the program is ultimately completed.

1995 vs. 1994
- -------------

Human healthcare's 1995 operating earnings were $276 million, up 10 percent, excluding the 1994 restructuring charge. Net sales reached $1.3 billion, an increase of 12 percent from $1.2 billion in 1994.

Contributing to the improved operating earnings were results of actions related to the restructuring program begun in 1994. Such actions included reorganization of the U.S. sales structure and non-sales related functions and management processes, relocation costs for manufacturing operations and a workforce reduction of approximately 600 positions, 500 of which were contemplated in the 1994 restructure plan. Pre-tax savings from the restructuring program approximated $11 million in 1995.

Sales of imaging agents increased 11 percent, benefiting principally from higher worldwide sales volume of the X-ray contrast medium Optiray*, partially offset by pricing pressures in the U.S. Increased U.S. sales volume of TechneScan MAG3*, the introduction of OctreoScan* and higher sales of nuclear medicine products in Europe due to growth in existing markets, contributed to the improved results.

Critical care products' sales were up 11 percent for 1995, boosted by the September 1994 acquisition of DAR S.p.A., higher anesthesia product sales in Europe and Japan and increased sales volume of hemoglobin testing products in the U.S. and Europe.

Pharmaceutical specialties sales improved 16 percent in 1995. Continued strength in sales volume for medicinal narcotics was the main contributor to the increase. Higher worldwide acetaminophen (APAP) sales volume, improved plant performance in Raleigh, North Carolina, and higher sales of peptides also provided benefits in 1995.

SPECIALTY CHEMICALS


                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)

Net sales................................... $332     $252     $156
                                             ====     ====     ====

Operating earnings.......................... $ 28     $ 21     $ 13
                                             ====     ====     ====

Operating earnings as a percent of sales.... 8.4%     8.2%     8.0%

1996 vs. 1995
- -------------

Specialty chemicals' operating earnings increased 35 percent in 1996, to $28 million. Net sales were $332 million, an improvement of 32 percent compared to 1995. The 1995 acquisition and subsequent successful integration of J.T. Baker and existing specialty chemical operations were principal contributors to year to year growth.

1995 vs. 1994
- -------------

Specialty chemicals achieved earnings of $21 million in 1995. This represented a 65 percent earnings improvement over 1994. Net sales increased 62 percent to $252 million. Results benefited from the acquisition of Catalyst Resources, Inc. in March 1994 and the reclassification of a small specialty chemical business to continuing operations. The acquisition of J.
T. Baker in February 1995 enhanced sales performance, but modestly impaired operating earnings through normal acquisition accounting adjustments. Worldwide strength in the existing catalysts business also contributed to the sales and earnings improvements in 1995. The 1993 restructuring program was substantially completed during 1995, with the exit of the photochemicals business.

ANIMAL HEALTH

                                              Years ended June 30,
                                            ------------------------
                                             1996     1995     1994
                                            ------   ------   ------
                                                  (in millions)

Net sales................................... $456     $455     $429
                                             ====     ====     ====

Operating earnings:
  Ongoing operations........................ $ 35     $ 29     $ 21
  Restructuring charge......................                    (20)
                                             ----     ----     -----
                                             $ 35     $ 29     $  1
                                             ====     ====     =====

Ongoing operating earnings as a percent
  of sales.................................. 7.7%     6.3%     4.9%*
*Excluding restructuring charge

1996 vs. 1995
- -------------

Animal health's operating earnings were $35 million, up 22 percent. These results reflect a noncash pre-tax charge of $4 million for write-off of purchased research and development associated with the acquisition of Syntro Corporation. Excluding this charge, operating earnings improved 34 percent. Net sales were $456 million, up $1 million compared to the prior year, despite the exit from certain product lines in Latin America. Higher sales volume due to a new distribution agreement and favorable pricing in Asia partially offset lower volumes in North America and Latin America. European operations also contributed to improved operating results. An improved sales mix toward higher margin animal productivity and biological products, improved plant performance and lower expenses as a percentage of sales augmented the improved earnings performance.

Although the results in 1996 and 1995 have substantially improved, the Company has concluded that the animal health business will have greater potential and be more successful through alignment with a company that possesses core technology more directly related to the development of animal health products. Therefore, the Company has decided to explore all strategic options related to this business.

1995 vs. 1994
- -------------

Animal health's 1995 operating earnings were $29 million, up 37 percent, excluding the 1994 restructuring charge. Net sales were $455 million, up 6 percent compared to $429 million in 1994. Sales volume growth was highest in Europe due to increases across all major product lines. Sales in Asia improved primarily from higher volumes of biological products. Contributing to the improved operating earnings were favorable currency effects, principally in Europe and Latin America, and the favorable impact of actions related to the restructuring program begun in 1993, which included various cost control measures, plant closures and a workforce reduction of approximately 1,000 employees.

CORPORATE MATTERS

A Strategic Change Initiative, announced in December 1995, involves the consolidation of operations and administrative staff support at the operating companies with respective corporate staff functions. Several actions have been taken, but the bulk of the effort will be implemented during 1997 and beyond. The increase in corporate expense in the fourth quarter and full year 1996 is primarily attributable to these efforts. The Strategic Change Initiative is expected to have generally negative effects for the first quarter and first half of 1997 and accelerating savings for the duration of the year, resulting in a program which is planned to be earnings neutral for all of 1997.

Earnings for Tastemaker, the Company's flavors joint venture, were $32 million in 1996, and $25 million in 1995, due to strong worldwide sales growth and manufacturing cost improvements. These results represented annual growth of 26 percent and 37 percent for 1996 and 1995, respectively.

Since its inception in 1992, Tastemaker has enjoyed significant success in its growth and profitability. Now, the Company is ready to realize the value that has been gained with its investment in Tastemaker. Accordingly, the Company is prepared to sell its interest in Tastemaker, in cooperation with our joint venture partner, Hercules, Inc., if an acceptable offer is received.

Net interest and other nonoperating expense decreased $4 million in 1996 from 1995. This decrease related primarily to higher interest income in 1996 and the effect of a write-down of an investment and hedging losses in 1995.

Mallinckrodt's effective tax rate for continuing operations was 36.9 percent in 1996, compared with 37.5 percent in 1995. See Note 9 of the Notes for further discussion of income taxes.

FINANCIAL CONDITION

Financial resources currently available to the Company are expected to continue to be adequate to support existing businesses, fund the remaining cash expenditures of approximately $95 million for the restructuring programs and fund new opportunities. Any resources generated by the potential strategic actions associated with animal health and Tastemaker previously discussed, will be reinvested in new and ongoing growth opportunities, especially in human healthcare. Growth initiatives in specialty chemicals and possible additional share repurchases of the company stock will also be considered.

Since June 30, 1995, cash and cash equivalents increased $485 million. Operations provided $200 million of cash, while acquisition and capital spending totaled $323 million, $70 million of which related to the acquisition of Liebel-Flarsheim Company, $38 million to the acquisition of Syntro Corporation and $32 million to the acquisition of a product line from King Pharmaceuticals. In May 1996, the Company established a $600 million renewable credit agreement available until May 1997. Borrowings under the credit agreement were $600 million at June 30, 1996. A portion of the cash was used to retire existing debt, and, at June 30, 1996, $411 million remains in cash and cash equivalents for additional debt retirement and other general corporate purposes.

The Company's debt as a percentage of invested capital was 49 percent at June 30, 1996; however, if adjusted for the $411 million of cash and cash equivalents noted above, this percentage would have been 39 percent. The Company's current ratio at June 30, 1996, was 1.3:1.

In April 1992, a shelf registration statement was filed with the Securities and Exchange Commission (SEC) for $250 million of debt securities. As of June 30, 1996, $50 million of securities under the shelf remain unissued. In February 1995, a shelf registration statement was filed with the SEC for $250 million of debt securities. In September 1995 and November 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, and $100 million of 6.5% notes due November 15, 2007, respectively. As of June 30, 1996, $50 million of securities under the February 1995 shelf remain unissued. Net proceeds from the sale of any debt securities would be used for general corporate purposes, except as noted in any prospectus supplement.

The Company also has a $550 million private-placement commercial paper program. This program is backed by a $550 million credit agreement available until May 2001. There were no amounts outstanding under the commercial paper program or the credit agreement at June 30, 1996. Non-U.S. lines of credit totaling $214 million were also available and borrowings under these lines were $17 million at June 30, 1996. These non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty-three million shares have been purchased under the previous authorization, 3.5 million during the year ended June 30, 1996.

Estimated capital spending for the fiscal year ending June 30, 1997, is approximately $190 million.

ENVIRONMENTAL MATTERS

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

Significant capital expenditures, as well as operating costs, have been incurred to comply with the laws and regulations governing the protection of the environment, occupational safety and health, and the handling of hazardous materials. There are inherent and unquantifiable risks in handling hazardous or toxic materials and wastes. On the basis of its best information, the Company does not believe the expenditures and risks occasioned by these circumstances have as yet become materially adverse to its financial condition or results of operations; however, no assurance can be given that this will continue to be true. In particular, the Company is unable to predict the extent to which it may be adversely affected by future regulatory developments such as new or changed laws or regulations.

Most of the Company's environmental related capital expenditures are in response to provisions of the Federal Clean Air Act, Water Pollution Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $14 million in 1996 and $14 million in 1995. The Company currently estimates that environmental capital expenditures over the next two years will average about $13 million per year.

During 1996, the Company assumed and was compensated for certain costs to remediate various sites in the future. In addition, the Company established additional environmental reserves for discontinued operations. The Company has accruals of $97 million at June 30, 1996 for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites. Claims for recovery have not been netted against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any gain is contingent upon a successful outcome and has not been accrued.

Based on information presently available, the Company believes any amounts paid in excess of the accrued liabilities will not have a material adverse effect on its financial position or results of operations.

OTHER MATTERS

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world and as such is subject to certain opportunities and risks, including currency fluctuations and government actions. Mallinckrodt generates a significant portion of its operating earnings and cash flows outside the United States and is positioned to benefit from its use of approximately 26 functional currencies as currency fluctuations are often offsetting.

Operations in each country are monitored to respond to changing economic and political environments quickly and take advantage of changing foreign currencies and interest rates. The Company uses certain derivative financial instruments, principally purchased options, forward contracts and currency swaps, to manage its exposure to fluctuations in foreign exchange and interest rate risk. Additionally, various operational initiatives are employed to help manage business risks. The net impact of foreign exchange activities was immaterial for 1996, 1995 and 1994, including the conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures.

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . .29
Information by Business Segment . . . . . . . . . . . . . . . . . . . . . .31
Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . . .32
Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . .33
Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . . .34
Consolidated Statement of Changes in Shareholders' Equity . . . . . . . . .35
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .36
Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .50

Report of Independent Auditors

To the Shareholders and Board of Directors of Mallinckrodt Group Inc.

We have audited the accompanying consolidated balance sheet of Mallinckrodt Group Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996, appearing on pages XX through XX. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Group Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



Ernst & Young LLP
St. Louis, Missouri
August 7, 1996

Responsibility for Financial Reporting

The financial statements included in this report are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the financial statements.

Management is also responsible for maintaining systems of internal accounting control with the objectives of providing reasonable assurance at reasonable cost that the Company's assets are safeguarded against material loss from unauthorized use or disposition and that transactions are properly authorized and recorded to permit reliance on the Company's financial data and records. In addition, the Company maintains a program for communicating corporate policy throughout the organization and, as a further safeguard, an internal audit staff monitors compliance with policies and systems of internal accounting control.

Mallinckrodt's financial statements have been audited by Ernst & Young LLP. To express their opinion as to the fairness of the statements in conformity with generally accepted accounting principles, they review and evaluate Mallinckrodt's accounting controls and conduct such tests and other procedures as they deem necessary. The Audit Committee of the Board of Directors regularly meets with the independent auditors -- both jointly and separately -- to review financial reporting matters and audit and control functions.



William B. Stone
Vice President and Controller
August 7, 1996



Michael A. Rocca
Senior Vice President and Chief Financial Officer
August 7, 1996

INFORMATION BY BUSINESS SEGMENT

NET SALES
(In millions)

                                                     1996       1995       1994
                                                   --------   --------   --------
Human healthcare.................................  $1,422.7   $1,336.8   $1,193.2
Specialty chemicals..............................     332.0      251.8      155.9
Animal health....................................     455.8      454.9      429.5
Intersegment sales                                      (.3)       (.3)       (.7)
                                                   ---------  ---------  ---------
  Consolidated                                     $2,210.2   $2,043.2   $1,777.9
                                                   =========  =========  =========

EARNINGS AND ASSETS
(In millions)
                                       Earnings from
                                   Continuing Operations
                                    Before Income Taxes            Identifiabe Assets
                                  ------------------------   ------------------------------
                                   1996     1995     1994      1996       1995       1994
                                  ------   ------   ------   --------   --------   --------
Human healthcare..................$309.0   $276.0   $178.1   $1,797.8   $1,591.1   $1,443.0
Specialty chemicals...............  27.9     20.6     12.5      339.3      299.8      177.6
Animal health.....................  34.9     28.7      1.0      773.0      735.5      697.1
Corporate......................... (41.4)   (28.8)   (30.2)     623.7      205.9      200.2
Eliminations......................   (.3)      .2       .1     (127.9)    (154.9)    (116.9)
                                  -------  -------  -------  ---------  ---------  ---------
  Operating earnings.............. 330.1    296.7    161.5
Equity in pre-tax earnings of
  joint venture................... 31.9     25.3     18.5
Interest and other nonoperating
  expense, net....................   (.3)    (4.3)     (.4)
Interest expense.................. (58.7)   (55.5)   (40.0)
                                  -------  -------  -------  ---------  ---------  ---------
  Consolidated....................$303.0   $262.2   $139.6   $3,405.9   $2,677.4   $2,401.0
                                  =======  =======  =======  =========  =========  =========

PROPERTY, PLANT AND EQUIPMENT
(In millions)
                                    Capital Expenditures     Depreciation and Amortization
                                  ------------------------   ------------------------------
                                   1996     1995     1994      1996       1995       1994
                                  ------   ------   ------   --------   --------   --------
Human healthcare..................$100.2   $117.4   $135.0   $  94.9    $  82.0    $  66.7
Specialty chemicals...............  24.6      9.6      6.0      18.2       13.5        7.5
Animal health.....................  40.2     30.0     27.0      31.8       25.9       26.3
Corporate.........................   4.2      2.6      3.2       4.2        1.6        2.5
                                  ------   ------   ------   -------    -------    -------
  Consolidated....................$169.2   $159.6   $171.2   $ 149.1    $ 123.0    $ 103.0
                                  ======   ======   ======   =======    =======    =======

(See Note 18 of the Notes to Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
                                                                Years Ended June 30,
                                                         ---------------------------------
                                                           1996        1995        1994
                                                         ---------   ---------   ---------
Net sales............................................... $2,210.2    $2,043.2    $1,777.9
Operating costs and expenses:
  Cost of goods sold....................................  1,192.8     1,102.8       931.9
  Selling, administrative and general expenses..........    584.9       552.8       496.7
  Research and development expenses.....................    116.2        97.8        95.3
  Restructuring charge..................................                             93.9
  Other operating income, net...........................    (13.8)       (6.9)       (1.4)
                                                         ---------   ---------   ---------
Total operating costs and expenses                        1,880.1     1,746.5     1,616.4
                                                         ---------   ---------   ---------
  Operating earnings....................................    330.1       296.7       161.5
Equity in pre-tax earnings of joint venture.............     31.9        25.3        18.5
Interest and other nonoperating expense, net............      (.3)       (4.3)        (.4)
Interest expense........................................    (58.7)      (55.5)      (40.0)
                                                         ---------   ---------   ---------
  Earnings from continuing operations before
    income taxes........................................    303.0       262.2       139.6
Income tax provision....................................    111.8        98.3        51.7
                                                         ---------   ---------   ---------
  Earnings from continuing operations...................    191.2       163.9        87.9
Discontinued operations.................................     20.7        16.4        15.9
                                                         ---------   ---------   ---------
  Net earnings..........................................    211.9       180.3       103.8
Preferred stock dividends...............................      (.4)        (.4)        (.4)
                                                         ---------   ---------   ---------
  Available for common shareholders.....................   $211.5      $179.9      $103.4
                                                         =========   =========   =========
EARNINGS PER COMMON SHARE
Continuing operations...................................   $2.50       $2.11       $1.13
Discontinued operations.................................     .27         .21         .20
                                                         ---------   ---------   ---------
Net earnings............................................   $2.77       $2.32       $1.33
                                                         =========   =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED BALANCE SHEET
(In millions, except share and per share amounts)
                                                                       At June 30,
                                                                  ---------------------
ASSETS                                                              1996        1995
                                                                  ---------   ---------

Current assets:
  Cash and cash equivalents...................................... $  546.2    $   60.9
  Trade receivables, less allowances of $12.8 in 1996 and 1995...    453.9       392.5
  Inventories....................................................    470.2       415.5
  Deferred income taxes..........................................     42.9        53.2
  Other current assets...........................................     57.7        56.9
                                                                  ---------   ---------
Total current assets.............................................  1,570.9       979.0
Investments and long-term receivables, less allowances
  of $8.1 in 1996 and $17.0 in 1995..............................    150.0       165.5
Property, plant and equipment, net...............................  1,036.4       978.0
Intangible assets................................................    647.5       527.6
Net noncurrent assets of discontinued operations.................                 26.6
Deferred income taxes............................................      1.1          .7
                                                                  ---------   ---------
Total assets..................................................... $3,405.9    $2,677.4
                                                                  =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt................................................ $  622.2    $  107.5
  Accounts payable...............................................    194.6       182.8
  Accrued liabilities............................................    314.8       332.1
  Income taxes payable...........................................     38.5         7.7
  Net current liabilities of discontinued operations.............     38.4        74.3
  Deferred income taxes..........................................      3.3         2.7
                                                                  ---------   ---------
Total current liabilities........................................  1,211.8       707.1
Long-term debt, less current maturities..........................    575.8       501.5
Deferred income taxes............................................     97.9        76.9
Postretirement benefits..........................................    156.0       142.7
Other noncurrent liabilities and deferred credits................    132.2        77.7
                                                                  ---------   ---------
Total liabilities................................................  2,173.7     1,505.9
Shareholders' equity:
  4 Percent cumulative preferred stock...........................     11.0        11.0
  Common stock, par value $1, authorized 300,000,000 shares;
    issued 87,116,289 shares in 1996 and 1995....................     87.1        87.1
  Capital in excess of par value.................................    283.5       274.1
  Reinvested earnings............................................  1,150.7       984.5
  Foreign currency translation...................................    (15.3)       (9.3)
Treasury stock, at cost..........................................   (284.8)     (175.9)
                                                                  ---------   ---------
Total shareholders' equity.......................................  1,232.2     1,171.5
                                                                  ---------   ---------
Total liabilities and shareholders' equity....................... $3,405.9    $2,677.4
                                                                  =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                                Years Ended June 30,
                                                         ---------------------------------
                                                           1996        1995        1994
                                                         ---------   ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings............................................ $ 211.9      $ 180.3    $ 103.8
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization.........................   149.1        125.0      104.6
  Restructuring charge..................................                            93.0
  Postretirement benefits...............................    10.9         12.1        8.3
  Increase in other noncurrent liabilities and
     deferred credits...................................    49.7          2.4         .7
  Undistributed equity in earnings of joint venture.....   (25.0)       (19.1)     (14.4)
  (Gains) losses on asset disposals.....................   (55.1)          .5        (.6)
  Deferred income taxes.................................    30.5         66.6       (5.2)
  Other, net............................................   (10.2)        (7.7)      (7.7)
                                                         --------     --------   --------
                                                           361.8        360.1      282.5
  Changes in noncash operating working capital:
    Accounts receivable.................................   (62.5)       (44.1)     (12.6)
    Inventories.........................................   (49.5)       (16.3)     (11.4)
    Accounts payable, accrued liabilities and
      income taxes, net.................................   (47.6)       (12.8)     (32.1)
    Other, net..........................................    (2.7)        (3.2)        .9
                                                         --------     --------   --------
Net cash provided by operating activities...............   199.5        283.7      227.3
                                                         ========     ========   ========


CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures....................................  (169.2)      (160.8)    (172.3)
Acquisition spending....................................  (153.9)      (111.5)     (95.5)
IFL dividend receivable.................................                            51.9
Proceeds from asset disposals...........................   120.5         21.2        8.6
Other, net..............................................    26.1        (22.8)       7.2
                                                         --------     --------   --------
Net cash used by investing activities...................  (176.5)      (273.9)    (200.1)
                                                         ========     ========   ========


CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt..................   511.7         19.9      (58.6)
Proceeds from long-term debt............................   199.5          3.2      196.4
Payments on long-term debt..............................  (103.7)       (10.3)    (101.6)
Issuance of Mallinckrodt common stock...................    31.0          8.0       10.9
Acquisition of treasury stock...........................  (130.5)       (15.4)
Dividends paid..........................................   (45.7)       (42.2)     (37.7)
                                                         --------     --------   --------
Net cash provided (used) by financing activities........   462.3        (36.8)       9.4
                                                         --------     --------   --------
Increase (decrease) in cash and cash equivalents........   485.3        (27.0)      36.6
Cash and cash equivalents at beginning of period........    60.9         87.9       51.3
                                                         --------     --------   --------
Cash and cash equivalents at end of period.............. $ 546.2      $  60.9    $  87.9
                                                         ========     ========   ========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                                               Capital in
                            Preferred  Common  Excess of   Reinvested           Treasury
                              Stock    Stock   Par Value    Earnings    Other    Stock
                            ---------  ------  ----------  ----------  -------  --------
BALANCE, JUNE 30, 1993....   $11.0     $87.1    $262.4      $  780.3   $(58.6)  $(171.7)
Net earnings..............                                     103.8
Dividends:
  4 Percent cumulative
    preferred stock ($4.00
    a share)                                                     (.4)
  Common stock ($.485
    a share)                                                   (37.3)
Stock option exercises....                         4.0                              6.9
Translation adjustment....                                               24.4
Other.....................                         1.8                              2.2
                            ---------  ------  ----------  ----------  -------  --------
BALANCE, JUNE 30, 1994....    11.0      87.1     268.2         846.4    (34.2)   (162.6)
Net earnings..............                                     180.3
Dividends:
  4 Percent cumulative
    preferred stock ($4.00
    a share)..............                                       (.4)
  Common stock ($.545
    a share)..............                                     (41.8)
Stock option exercises....                         2.0                              6.2
Acquisition of treasury
  stock...................                                                        (15.4)
Translation adjustment....                                               24.9
Other.....................                         3.9                             (4.1)
                            ---------  ------  ----------  ----------  -------  --------
BALANCE, JUNE 30, 1995....    11.0      87.1     274.1         984.5     (9.3)   (175.9)
Net earnings..............                                     211.9
Dividends:
  4 Percent cumulative
    preferred stock ($4.00
    a share)..............                                       (.4)
  Common stock ($.605
    a share)..............                                     (45.3)
Stock option exercises....                         8.1                             21.6
Acquisition of treasury
  stock...................                                                       (130.5)
Translation adjustment....                                               (6.0)
Other.....................                         1.3
                            ---------  ------  ----------  ----------  -------  --------
BALANCE, JUNE 30, 1996....   $11.0     $87.1    $283.5      $1,150.7   $(15.3)  $(284.8)
                            =========  ======  ==========  ==========  =======  ========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions except per share amounts)

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period, as well as amounts included in the Notes. While the Company uses its best estimates and judgments, actual results could differ from these estimates.

Foreign Currency Translation

The financial statements of most of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and weighted average rates for income statements. Unrealized translation adjustments are included in shareholders' equity in the Consolidated Balance Sheet.

The financial statements of international affiliates that operate in hyperinflationary economies in certain Latin American countries are translated at either current or historical exchange rates, as appropriate. Unrealized translation adjustments are included in operating results for these affiliates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of certificates of deposit, time deposits and other short-term securities with maturities of three months or less from the date of purchase.

Inventories

Inventories are valued at the lower of cost or market. Cost for inventories is determined on either an average or first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 15 to 45 years for buildings and 3 to 15 years for machinery and equipment, using principally the straight-line method.

Derivative Financial Instruments

The Company hedges a significant portion of its foreign exchange exposure using certain derivative financial instruments, primarily purchased options, forward contracts, and currency swaps. Premiums on purchased options are recorded as assets and amortized to match the anticipated cash flows being hedged. Forward contracts and currency swaps are carried off-balance-sheet with gains and losses included in the measurement and recording of the hedged transactions. See also Note 8.

Stock-Based Compensation

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

Advertising Costs

All advertising costs are expensed as incurred and included in selling, administrative and general expenses. Advertising expense was $36.9 million, $ 41.0 million and $34.9 million in 1996, 1995 and 1994, respectively.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the assets are determined to be impaired based upon their undiscounted future cash flows, such assets are to be reported at the lower of their carrying amount or fair value. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company has adopted the provisions of the statement effective July 1, 1996. The Company regularly assesses all of its long-lived assets for impairment and does not anticipate a material adverse effect on its results of operations or financial position upon adoption.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of the disclosure requirements of SFAS 123 will be reflected in the Company's fiscal 1997 consolidated financial statements.

As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 1 - CHANGES IN BUSINESS

RESTRUCTURING PROGRAMS

In the fourth quarter of 1994, the Company recorded a restructuring charge of $93.9 million, $58.8 million after taxes, or $.76 per share, relating to its human healthcare and animal health operations. Restructuring actions related to the program are substantially complete at June 30, 1996. The human healthcare pre-tax restructuring charge of $73.9 million included the reorganization of the medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; rationalization of manufacturing operations for substantial worldwide cost and sourcing improvements; and severance costs related to an associated workforce reduction. Pre-tax cash expenditures for this restructuring are expected to approximate the original estimate of $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. The $9 million noncash pre-tax portion of the charge primarily related to manufacturing rationalization. Approximately $48 million of cash expenditures were incurred through June 30, 1996, the majority of which related to severance associated with the workforce reduction and consulting costs. The majority of the remaining cash expenditures of approximately $17 million will be paid in 1997 and relate to severance for terminated employees. Based on the expenditures to date and those anticipated by the original plan, no material adjustment to the reserve balance is expected at this time. Also included in the restructuring was a $20 million pre-tax charge to adjust a prior year provision associated with the animal health business' decision to discontinue development of porcine somatotropin (PST) in May 1993.

With respect to the fourth quarter of 1993 pre-tax restructuring charge of $334.1 million, cash expenditures are expected to approximate the original estimate of $173 million primarily related to severance costs of $54 million, lease costs related to a closed facility of $55 million, consulting costs of $15 million, and manufacturing rationalization and other costs of $49 million. The $161 million noncash portion of the charge primarily related to the write-off of plant facilities. Restructuring actions related to the program are complete at June 30, 1996 and no material adjustments to the original reserve balance have been required. The Company has incurred cash expenditures through June 30, 1996 of approximately $125 million. The majority of the remaining cash expenditures associated with the 1993 restructuring together with the additional $20 million pre-tax charge taken as part of the 1994 restructuring represents the present value of long-term lease payments to be paid through 2010 related to the closed PST facility.

ACQUISITIONS

In January 1996, the Company acquired Liebel-Flarsheim Company, a manufacturer of contrast media power injector systems for diagnostic imaging procedures, X-ray components and specialized equipment for diagnostic urology procedures for $70.3 million and in December 1995, King Pharmaceuticals' product line of specialty analgesic pharmaceuticals was acquired for $32.4 million. In October 1995, Syntro Corporation, a manufacturer of recombinant vaccines for the animal health market was acquired for $38.2 million and in September 1995, CBM Laboratories, a manufacturer of poultry vaccines was acquired for $7.5 million.

Alton Dean, Inc., a manufacturer of products that warm sterile intravenous and irrigation solutions used during and after surgery, was acquired in June 1995 for $8.5 million. In February 1995, the Company acquired J.T. Baker Inc., a manufacturer of laboratory, process and microelectronic chemicals for $95.0 million.

Catalyst Resources, Inc., a manufacturer of polymerization and chemical catalysts, was acquired for $61.2 million in March 1994. DAR S.p.A., a manufacturer of anesthesiology and respiratory care products was acquired in September 1993 for $28.0 million.

The above acquisitions were accounted for as purchases and results of operations were included in the consolidated financial statements from their respective acquisition dates. Results of operations for the periods prior to acquisition were not material to Mallinckrodt.

DISCONTINUED OPERATIONS

In October 1995, the Company sold its feed ingredients business to the IMC-Agrico joint venture of IMC Global Inc. and Freeport-McMoRan Resource Partners, Limited Partnership. Feed ingredients operations and the gain on the disposal of this business have been accounted for as discontinued operations and prior years' Consolidated Statement of Operations and Consolidated Balance Sheet have been reclassified to reflect this presentation. The gain on sale, net of taxes, was $35.4 million and earnings, net of taxes, from the divested business for 1996, 1995 and 1994 were $4.4 million, $20.2 million and $19.5 million, respectively.

Discontinued operations for 1996, 1995, and 1994 also included other charges, primarily for environmental and litigation costs related to operations previously disposed, of $19.1 million, $3.8 million and $3.6 million, respectively.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 76,343,392 for 1996; 77,458,114 for 1995; and 77,607,416 for 1994.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
                                               1996     1994     1994
                                              -----    -----    -----
Interest paid................................ $48.6    $47.9    $33.0
Income taxes paid............................  65.0     42.5     37.8
Noncash investing and financing activities:
  Assumption of liabilities related
    to acquisitions..........................  21.5     42.4     27.9
  Issuance of common stock for
    restricted stock awards..................                     4.0

NOTE 4 - INVENTORIES

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------
Raw materials and supplies........................ $  159.9    $  127.4
Work in process...................................    102.1       101.8
Finished goods....................................    208.2       186.3
                                                   ---------   ---------
                                                   $  470.2    $  415.5
                                                   =========   =========

NOTE 5 - INVESTMENTS AND LONG-TERM RECEIVABLES

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------
Tastemaker joint venture.......................... $  110.7    $   92.3
Other investments, net............................     35.6        21.6
Other long-term receivables, net..................      3.7        51.6
                                                   ---------   ---------
                                                   $  150.0    $  165.5
                                                   =========   =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------
Land.............................................. $   71.7    $   71.8
Buildings and leasehold improvements..............    405.3       381.3
Machinery and equipment...........................    983.4       942.1
Construction in progress..........................    120.6        67.9
                                                   ---------   ---------
                                                    1,581.0     1,463.1
Accumulated depreciation..........................   (544.6)     (485.1)
                                                   ---------   ---------
                                                   $1,036.4    $  978.0
                                                   =========   =========

Capitalized interest costs were $3.2 million in 1996, $1.6 million in 1995 and $3.7 million in 1994.

NOTE 7 - INTANGIBLE ASSETS

At June 30,                                           1996        1995
                                                   ---------   ---------
Goodwill and other intangibles.................... $  716.3    $  573.9
Patents and technology............................     70.3        67.0
                                                   ---------   ---------
                                                      786.6       640.9
Accumulated amortization..........................   (164.4)     (131.6)
                                                   ---------   ---------
                                                      622.2       509.3
Deferred charges, net.............................     25.3        18.3
                                                   ---------   ---------
                                                   $  647.5    $  527.6
                                                   =========   =========

Goodwill and other intangibles are amortized primarily on a straight-line basis over 10 to 40 years (weighted average life of 26 years). Patents and technology are amortized over estimated useful lives of 8 to 25 years (weighted average life of 11 years).

The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

NOTE 8 - FINANCIAL INSTRUMENTS

Derivative Financial Instruments
- --------------------------------

In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in various currencies. The Company uses certain derivative financial instruments to manage its exposure to foreign currency exchange risk, principally purchased options, forward contracts and currency swaps. These contracts reduce the Company's overall exposure to exchange rate fluctuations by effectively fixing the transaction cost to the Company.

Carrying and fair values for derivative financial instruments are summarized below.

                                      At June 30, 1996    At June 30, 1995
                                      ----------------    ----------------
                                      Carrying   Fair     Carrying   Fair
                                        Value    Value      Value    Value
                                      --------   -----    --------   -----
Forward foreign currency contracts
  and swaps hedging short-term
  intercompany and third-party
  financing by international
  operations, notional value $169.1
  million and $151.6 million for
  1996 and 1995, respectively........   $ --     $1.1       $ --     $(.4)
Forward foreign currency contracts
  and swaps hedging anticipated
  cross currency sales and
  purchases, notional value $70.5
  million for 1995...................     --      --          --       .5
Forward foreign currency options
  hedging anticipated cross currency
  sales and purchases, notional
  value $67.4 million and $97.5
  million for 1996 and 1995,
  respectively.......................     --      (.6)        --     (2.0)
Interest rate swap related to the
  long-term lease obligation on a
  closed facility, pay fixed rate,
  receive floating rate, notional
  value $36.9 million and $38.2
  million for 1996 and 1995,
  respectively.......................     --      --          --      --

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

Fair Value of Financial Instruments
- -----------------------------------

Non-derivative financial instruments included in the Consolidated Balance Sheet are cash, short-term investment vehicles, short-term debt including commercial paper and long-term debt. In the aggregate, these instruments were carried at amounts approximating fair value at June 30, 1996 and 1995. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. See Note 12 for the disclosure of fair value of long-term debt.

Concentrations of Credit Risk
- -----------------------------

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

NOTE 9 - INCOME TAXES

Income taxes included in the Consolidated Statement of Operations were:

                                                     1996     1995     1994
                                                   -------  -------  -------
Continuing operations............................. $111.8   $ 98.3   $ 51.7
Discontinued operations:
  Feed ingredients operations.....................    2.2     12.2     12.3
  Sale of feed ingredients........................   19.3
  Other...........................................  (10.3)    (2.1)    (2.0)
                                                   -------  -------  -------
                                                     11.2     10.1     10.3
                                                   -------  -------  -------
                                                   $123.0   $108.4   $ 62.0
                                                   =======  =======  =======

The geographical sources of earnings from continuing operations before income taxes were:

                                                     1996     1995     1994
                                                   -------  -------  -------
U.S............................................... $130.4   $125.0   $ 56.3
Outside U.S.......................................  172.6    137.2     83.3
                                                   -------  -------  -------
                                                   $303.0   $262.2   $139.6
                                                   =======  =======  =======

The components of the income tax provision charged (credited) to continuing operations follow:

                                                     1996     1995     1994
                                                   -------  -------  -------
Current:
  U.S. Federal.................................... $ 20.7   $ (6.9)  $ 26.9
  U.S. State and local............................    5.6      3.6      6.5
  Outside U.S.....................................   48.5     35.0     23.5
                                                   -------  -------  -------
                                                     74.8     31.7     56.9
Deferred:
  U.S. Federal....................................   26.2     42.5    (12.7)
  U.S. State and local............................    3.0      5.2       .8
  Outside U.S.....................................    7.8     18.9      6.7
                                                   -------  -------  -------
                                                     37.0     66.6     (5.2)
                                                   -------  -------  -------
                                                   $111.8   $ 98.3   $ 51.7
                                                   ======   =======  ======

The Company had the following deferred tax balances at June 30, 1996 and
1995:
                                                    1996        1995
                                                  ---------   ---------
Deferred tax assets:
  Restructuring accruals.........................  $ 28.5      $ 51.3
  Employee benefits..............................    30.4        71.6
  Net operating losses...........................    19.2        21.8
  Alternative minimum tax credit.................     7.7         8.3
  Environmental accruals.........................    16.1         9.7
  Other, net.....................................    10.7         6.6
                                                  ---------   ---------
Gross deferred tax assets........................   112.6       169.3
  Valuation allowance............................   (21.7)      (24.7)
                                                  ---------   ---------
Total deferred tax assets........................    90.9       144.6
Deferred tax liabilities:
  Property, plant and equipment..................    86.6        85.5
  Receivables....................................    38.7        58.2
  Intangible assets..............................    22.8        26.6
                                                  ---------   ---------
Total deferred tax liabilities...................   148.1       170.3
                                                  ---------   ---------
Net deferred tax liabilities.....................  $ 57.2      $ 25.7
                                                  =========   =========

The alternative minimum tax credit of $7.7 million is available to reduce future Federal taxes payable and has an unlimited carryforward period.

The tax benefit of the Company's net operating loss carryforwards of $19.2 million relates primarily to its non-U.S. operations.

Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were:

                                                     1996     1995     1994
                                                   -------  -------  -------
Computed tax at the U.S. Federal statutory rate.... $106.1   $ 91.8   $ 48.9
Statutory rate changes.............................                     (3.0)
State income taxes, net of Federal benefit.........    5.6      5.7      4.7
Other items........................................     .1       .8      1.1
                                                   -------  -------  --------
Income tax provision............................... $111.8   $ 98.3   $ 51.7
                                                   =======  =======  ========
Effective tax rate.................................  36.9%    37.5%     37.0%

The effective rate for 1994 before the net tax benefit from the restructuring charge and statutory rate changes was 38.5 percent.

Undistributed earnings of certain subsidiaries outside the U.S. are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries which aggregated $261.7 million at June 30, 1996.

NOTE 10 - ACCRUED LIABILITIES

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------

Restructuring accruals............................   $113.4      $139.0
Other.............................................    201.4       193.1
                                                   ---------   ---------
                                                     $314.8      $332.1
                                                   =========   =========

NOTE 11 - LINES OF CREDIT

The Company has a $600 million renewable credit agreement available until May 1997. Under the terms of this agreement, interest rates are determined at the time of borrowing. The borrowing cost would be based on London Interbank Offered Rates plus .24 percent, or other alternative rates. Borrowings under the credit agreement were $600 million at June 30, 1996.

The Company has a $550 million private-placement commercial paper program. This program is backed by a $550 million credit agreement available until May 2001. Under the terms of this agreement, interest rates are determined at the time of borrowing and are dependent on the Company's senior debt ratings and usage level of the facility. At current usage level and senior debt ratings, the borrowing cost would be based on London Interbank Offered Rates plus .165 percent, or other alternative rates. There were no amounts outstanding under either the commercial paper program or the credit agreement at June 30, 1996.

Non-U.S. lines of credit totaling $213.7 million were also available and borrowings under these lines were $16.9 million at June 30, 1996. These non-U.S. lines are cancelable at any time.

NOTE 12 - DEBT

The components of short-term debt were:

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------
Notes payable.....................................  $616.9      $ 35.7
Commercial paper..................................                53.3
Current maturities of long-term debt..............     5.3        18.5
                                                   ---------   ---------
                                                    $622.2      $107.5
                                                   =========   =========

The components of long-term debt were (market value shown parenthetically):

AT JUNE 30,                                           1996        1995
                                                   ---------   ---------
9.875% debentures due in annual installments of
  $15.0 million, beginning in 2002, with final
  payment of $12.8 million in 2011 ($153.2).......  $134.9      $134.8
8.75% promissory note; paid January 1996..........                10.8
7% debentures due 2013 ($89.9)....................    98.6        98.5
6.75% notes due 2005 ($95.7)......................    99.4
6.5% notes due 2007 ($90.7).......................    98.5
6% notes due 2003 ($93.1).........................    99.4        99.3
Commercial paper..................................               100.0
Other ($50.3).....................................    50.3        76.6
                                                   ---------   ---------
                                                     581.1       520.0
Less current maturities...........................     5.3        18.5
                                                   ---------   ---------
                                                    $575.8      $501.5
                                                   =========   =========

The 9.875% debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

At June 30, 1995, commercial paper totaling $100.0 million, was classified as long-term debt as it was backed by irrevocable long-term lines of credit.

Maturities of long-term debt for the next five years are: 1997-$5.3 million; 1998-$2.5 million; 1999-$33.4 million; 2000-$1.3 million; and 2001-$.8 million.

The weighted average interest rate on short-term borrowings at June 30, 1996 and 1995 was 5.8% and 6.3%, respectively.

NOTE 13 - PENSION AND INVESTMENT PLANS

The Company has pension plans covering substantially all of its employees that provide for retirement benefits based on years of service and the level of compensation for the highest three to five years occurring generally within a period of up to 10 years prior to retirement. Contributions to the U.S. plans meet ERISA minimum funding requirements.

The components of net periodic pension costs are as follows:

                                                     1996     1995     1994
                                                   -------  -------  -------
Service cost......................................  $20.4    $18.9    $18.1
Interest cost on projected benefit obligation.....   35.3     31.7     30.8
Earnings on plan assets...........................  (64.3)   (24.0)   (21.2)
Net amortization of initial unrecognized asset
  and deferral of subsequent unrecognized net
  gains and losses................................   37.6     (5.7)    (7.5)
                                                    ------   ------   ------
                                                    $29.0    $20.9    $20.2
                                                    ======   ======   ======

U.S. pension expense in 1996, 1995 and 1994 was $25.8 million, $17.9 million and $16.2 million, respectively.

Assumptions used in determining the actuarial present value of benefit obligations follow:
                                                     1996     1995     1994
                                                   -------  -------  -------
Discount rate.....................................   7.75%    8.5%     8.0%
Long-term rate of return on plan assets...........    9.0%    9.5%    10.0%
Compensation increase rate........................    5.0%    5.5%     5.5%

The plans' assets mostly relate to U.S. plans and consist primarily of corporate equities, U.S. government debt securities and units of participation in a collective short-term investment fund.

The Company also sponsors three defined contribution investment plans. Participation in these plans is voluntary, with substantially all employees eligible to participate. Expenses related to the plans consist primarily of Company contributions which are based on percentages of certain employee contributions, plus discretionary amounts determined on an annual basis. Defined contribution expense for 1996, 1995 and 1994 was $14.0 million, $12.4 million and $10.6 million, respectively.

The funded status of U.S. and non-U.S. pension plans and amounts recognized in the balance sheet follow:

                                               1996                       1995
                                    -------------------------   -------------------------
                                    Plans With    Plans With    Plans With    Plans With
                                    Assets In     Accumulated   Assets In     Accumulated
                                    Excess of     Benefits      Excess of     Benefits
                                    Accumulated   In Excess     Accumulated   In Excess
                                    Benefits      Of Assets     Benefits      Of Assets
                                    -----------   -----------   -----------   -----------
Assets at fair value...............    $377.3       $ 30.4         $307.2        $ 48.8
Actuarial present value
  of benefit obligation:
    Vested benefits................     303.3         59.7          254.6          61.0
    Nonvested benefits.............       9.0          3.1            4.8           6.7
                                       -------      -------        -------       -------
  Accumulated benefit obligation...     312.3         62.8          259.4          67.7
  Projected future salary
    increases......................      88.1         17.1           69.8          19.4
                                       -------      -------        -------       -------
  Projected benefit obligation.....     400.4         79.9          329.2          87.1
                                       -------      -------        -------       -------
Projected benefit obligation in
  excess of plan assets............     (23.1)       (49.5)         (22.0)        (38.3)

Items not yet recognized in earnings:
  Unrecognized net (gain) loss.....      13.0          2.8           23.1          (2.3)
  Unamortized transition (asset)
    liability......................      (1.4)         8.3           (2.6)         10.8
                                       -------      -------        -------       -------
Accrued pension liability..........    $(11.5)      $(38.4)        $ (1.5)       $(29.8)
                                       =======      =======        =======       =======

NOTE 14 - POSTRETIREMENT BENEFITS

Mallinckrodt provides certain healthcare benefits for U.S. salaried and hourly retired employees. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements while they worked for the Company. Healthcare benefits are paid directly by Mallinckrodt.

The components of periodic postretirement benefits costs are as follows:

                                                     1996     1995     1994
                                                   -------  -------  -------
Service cost for benefits earned during the year..  $ 4.8    $ 4.9    $ 3.6
Interest cost on benefit obligation...............   13.0     13.0     10.4
Amortization of unrecognized net loss.............              .6
                                                   -------  -------  -------
                                                    $17.8    $18.5    $14.0

The following table presents the plan's funded status reconciled with amounts recognized in the Company's statement of financial position:


                                                      1996        1995
                                                   ---------   ---------
Accumulated postretirement benefit
  obligation (APBO):
    Retiree.......................................  $ 88.1      $ 90.3
    Active employees..............................    66.0        62.8
                                                   ---------   ---------
Accumulated postretirement benefit obligation
  in excess of plan assets........................   154.1       153.1
Unrecognized net gain (loss)......................     7.7       (10.4)
Unrecognized prior service cost...................    (5.8)
                                                   ---------   ---------
Accrued postretirement benefit cost...............  $156.0      $142.7
                                                   =========   =========

The discount rate used in determining the APBO for 1996 and 1995 was 7.75 percent and 8.5 percent, respectively.

The assumed medical plan cost trend rate used in measuring the APBO for 1996 was 9.0 percent, gradually declining to 4.75 percent in 2006 and thereafter. The rate for 1995 was 10.0 percent gradually declining to 5.0 percent in 2006 and thereafter. A one percentage point increase in the healthcare cost trend rate would increase the APBO for 1996, by $19.3 million and the aggregate service and interest cost by $2.7 million.

NOTE 15 - STOCK PLANS

Three non-qualified stock option plans provide for granting options to purchase shares of common stock at prices not less than 100 percent of market price (as defined) at the date of grant. Options under these plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility.

Information on stock option activity follows:

                                          PRICE
NUMBER OF OPTIONS                         RANGE        1996          1995
                                        ---------   -----------   ----------
Outstanding, beginning of year..........  $10-40     6,126,649    5,351,732
Granted.................................   35-39     1,449,622    1,419,656
Canceled................................   14-40      (242,145)    (272,826)
Exercised...............................   10-39    (1,071,373)    (371,913)
                                                    -----------   ----------
Outstanding, end of year................   10-40     6,262,753    6,126,649
                                                    ===========   ==========
At June 30,
  Exercisable...........................             4,300,204    4,214,583
  Reserved for future option grants.....             2,642,164    3,833,618

The average exercise price of outstanding stock options at June 30, 1996, was $31.54 a share, based on an aggregate exercise price of about $198 million. Outstanding stock options will expire over a period ending no later than June 17, 2006.

The 1973 non-qualified stock option and award plan also provides for the award of restricted shares of Mallinckrodt's common stock to executive officers. Under provisions of the plan, the grantee makes no cash payment for the award and the shares are held in escrow until vested, with the grantee being unable to dispose of the restricted shares until vested. Upon forfeiture of any share of restricted stock in accordance with the stock option and award plan, or the terms and conditions of the award, the shares would automatically be transferred to and reacquired by the Company at no cost. In 1995, the Company issued from its treasury stock 109 restricted shares. In 1996, the Company reacquired 1,873 shares of unrestricted stock in lieu of payment of withholding taxes on 5,000 shares of restricted stock which expired and vested on April 3, 1996.

NOTE 16 - CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1996, par value $100, 4 Percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 a share. During the three years ended June 30, 1996, the number of issued and outstanding shares did not change.

At June 30, 1996, the Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.

Each outstanding common share includes a non-voting common stock purchase right. If a person or group acquires or has the right to acquire 20 percent or more of the common stock or commences a tender offer for 30 percent or more of the common stock, the rights become exercisable by the holder who may then purchase $320 worth of common stock for $160 unless, in lieu thereof, the Board of Directors causes the exchange of each outstanding right for one share of common stock (in either case exclusive of the rights held by the acquiring person or group which are voided). In the event of a merger or sale of 50 percent or more of the Company's assets, the rights may in certain circumstances entitle the holder to purchase $320 worth of stock in the surviving entity for $160. The rights may be redeemed by the Board at a price of $.05 per right at any time before they become exercisable, and unless they become exercisable, they will expire February 28, 2006.

The Company has a three year incentive award program for executive officers which expires June 30, 1997. There are 1,000,000 common shares reserved for issuance under this plan.

Common shares reserved at June 30, 1996, consisted of the following:


Exercise of common stock purchase rights...................... 84,185,485
Exercise of stock options and granting of stock awards........  9,904,917
                                                               ----------
                                                               94,090,402
                                                               ==========

Changes in the number of shares of common stock issued and in treasury were as follows:

                                   1996           1995           1994
                               ------------   ------------   ------------
Common stock issued...........  87,116,289     87,116,289     87,116,289
Treasury common stock:
  Balance, beginning of year..  10,365,203     10,110,056     10,671,514
  Stock options exercised.....  (1,071,373)      (371,913)      (429,645)
  Purchased...................   3,540,018        499,854             19
  (Awards) cancellations of
    restricted shares.........       1,873        127,206       (131,832)
                               ------------   ------------   ------------
  Balance, end of year........  12,835,721     10,365,203     10,110,056
                               ------------   ------------   ------------
Common stock outstanding,
  end of year.................  74,280,568     76,751,086     77,006,233
                               ============   ============   ============

NOTE 17 - INTERNATIONAL OPERATIONS

Export sales to unaffiliated customers included in U.S. sales were:

                                                     1996     1995     1994
                                                   -------  -------  -------
Europe............................................ $  57.5  $  23.5  $  14.0
Asia/Pacific......................................    63.1     42.6     27.7
Latin America.....................................    29.4     22.1     14.7
Canada............................................     6.3      6.3      5.1
                                                   -------  -------  -------
Total............................................. $ 156.3  $  94.5  $  61.5
                                                   =======  =======  =======

Net sales, earnings from continuing operations before income taxes, and identifiable assets by geographic areas follow:

1996           United                Asia/      Latin
- ----           States     Europe    Pacific    America    Canada     Total
              --------    ------    -------    -------    ------    --------
Gross Sales   $1,481.3    $637.8    $179.3     $115.8     $94.6     $2,508.8
Intercompany     100.3     129.6       8.9        3.5      56.3        298.6
              --------    ------    -------    -------    ------    --------
Net Sales     $1,381.0    $508.2    $170.4     $112.3     $38.3     $2,210.2
              ========    ======    =======    =======    ======    ========


1995           United                Asia/      Latin
- ----           States     Europe    Pacific    America    Canada     Total
              --------    ------    -------    -------    ------    --------
Gross Sales   $1,357.1    $588.1    $175.8     $117.3     $85.1     $2,323.4
Intercompany     113.4     111.6       5.2        4.0      46.0        280.2
              --------    ------    -------    -------    ------    --------
Net Sales     $1,243.7    $476.5    $170.6     $113.3     $39.1     $2,043.2


1994           United                Asia/      Latin
- ----           States     Europe    Pacific    America    Canada     Total
              --------    ------    -------    -------    ------    --------
Gross Sales   $1,196.8    $453.7    $153.2     $118.6     $68.4     $1,990.7
Intercompany     108.9      68.9       3.2        2.1      29.7        212.8
              --------    ------    -------    -------    ------    --------
Net Sales     $1,087.9    $384.8    $150.0     $116.5     $38.7     $1,777.9


EARNINGS                                      1996       1995       1994
                                           ---------  ---------  ---------
United States............................. $  203.9   $  180.0   $  192.0
Europe....................................    132.8      114.2       65.4
Asia/Pacific..............................     13.5       11.4       13.7
Latin America.............................     19.5       22.9       17.5
Canada....................................      6.5        4.4        3.6
Restructuring charge......................                          (93.9)
Corporate.................................    (41.4)     (28.8)     (30.2)
Eliminations..............................     (4.7)      (7.4)      (6.6)
                                           ---------  ---------  ---------
Operating earnings........................    330.1      296.7      161.5
Equity in pre-tax earnings of
  joint venture...........................     31.9       25.3       18.5
Interest and other nonoperating expense,
  net.....................................      (.3)      (4.3)       (.4)
Interest expense..........................    (58.7)     (55.5)     (40.0)
                                           ---------  ---------  ---------
Consolidated.............................. $  303.0   $  262.2   $  139.6
                                           =========  =========  =========


ASSETS
United States............................. $1,596.5   $1,474.3   $1,303.5
Europe....................................    903.0      799.9      736.3
Asia/Pacific..............................    250.0      225.4      168.1
Latin America.............................    103.6       82.4       80.5
Canada....................................     57.0       44.4       29.3
Corporate.................................    623.7      205.9      200.2
Eliminations..............................   (127.9)    (154.9)    (116.9)
                                           ---------  ---------  ---------
Consolidated.............................. $3,405.9   $2,677.4   $2,401.0
                                           =========  =========  =========
Transfers of product between geographic areas are at prices approximating those charged to unaffiliated customers. All such transfers are fully eliminated.

Net foreign exchange translation gains (losses) from businesses in hyperinflationary economies aggregated $(1.4) million, $.7 million, and $(4.2) million in 1996, 1995 and 1994, respectively, and have been included in "Other operating income expense, net" in the Consolidated Statement of Operations. These translation effects were primarily from animal health operations in Latin America. Translation effects for all of Mallinckrodt's businesses were not material.

NOTE 18 - BUSINESS SEGMENTS

In December 1995, the company announced a Strategic Change Initiative which included major organizational and operating changes designed to enhance growth and effectiveness. The management and administrative structures of the three operating companies were eliminated. In conjunction with these changes, operating company designations as segments were replaced with three segments that are more closely aligned with customers served and with our new management structure. Prior periods for segments have been reclassified to conform with the 1996 presentation. The three industry segments are as follows:

HUMAN HEALTHCARE

Production and sale of products used primarily in hospitals, including X-ray contrast media, interventional products, diagnostic and therapeutic radiopharmaceuticals, airway management products, temperature monitoring products, blood gas and vital sign monitoring systems, analgesics and medicinal narcotics.

SPECIALTY CHEMICALS

Production and sale of catalysts, specialty inorganics, stearates and laboratory and microelectronic chemicals used by industry and research organizations.

ANIMAL HEALTH

Production and sale of pharmaceuticals, biologicals, veterinary specialties and other health-related products for livestock and companion animals.

NONRECURRING CHARGES

Restructuring charges of $93.9 million recorded in the United States in 1994 are discussed in Note 1.

NOTE 19 - COMMITMENTS

The Company leases office space, data processing equipment, buildings, and machinery and equipment. Rent expense for continuing operations in 1996, 1995 and 1994 related to operating leases was $26.6 million, $27.3 million and $31.7 million, respectively.

Minimum rent commitments for continuing operations at June 30, 1996, under operating leases with a remaining noncancellable period exceeding one year follow:

YEARS ENDING JUNE 30,
1997............................................................... $ 31.3
1998...............................................................   24.2
1999...............................................................   18.8
2000...............................................................   15.4
2001...............................................................   14.0
Later years........................................................   51.6
                                                                    ------
                                                                    $155.3

NOTE 20 - CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals of $97.3 million and $27.1 million at June 30, 1996 and June 30, 1995, respectively, for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites for matters that are in its view probable and reasonably estimable. The significant increase resulted from the assumption of certain costs to remediate various sites in the future for which the Company was compensated and the establishment of
additional environmental reserves for discontinued operations.   Based on
information presently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations.

QUARTERLY RESULTS (UNAUDITED)
(In millions, except per share amounts)

FISCAL 1996
                                          Quarter
                          --------------------------------------
                           First     Second    Third     Fourth      Year
                          --------   -------   -------   -------   ---------
Net sales................. $492.1    $528.2    $572.6    $617.3    $2,210.2
Gross margins.............  223.8     239.1     261.6     292.9     1,017.4

Earnings from continuing
  operations..............   35.7      38.3      50.7      66.5       191.2
Discontinued operations...    3.5      19.0      (2.3)       .5        20.7
                           -------   -------   -------   -------   ---------
Net earnings..............   39.2      57.3      48.4      67.0       211.9
Preferred stock dividends.    (.1)      (.1)      (.1)      (.1)        (.4)
                           -------   -------   -------   -------   ---------
Available for common
  shareholders............ $ 39.1    $ 57.2    $ 48.3    $ 66.9    $  211.5
                           =======   =======   =======   =======   =========
Earnings per common share:
  Continuing operations... $ .46     $ .50     $ .67     $ .88     $2.50
  Discontinued operations.   .04       .25      (.03)      .01       .27
                           =======   =======   ======    =======   =========
Net earnings.............. $ .50     $ .75     $ .64     $ .89     $2.77
                           =======   =======   ======    =======   =========

Results for the second quarter included a noncash charge for write-off of purchased research and development of $3.7 million, $2.3 million after taxes, or $.03 per share, relating to the acquisition of Syntro Corporation.

During the second quarter the animal feed ingredients business was sold. Results for the feed ingredients business have been accounted for as a discontinued operation, and accordingly, prior year results have been restated. Other principal factors affecting discontinued operations were an after tax gain of $35.4 million on the sale of the feed ingredients business and an after tax provision for additional environmental costs of $15.6 million.

Earnings per share for the four quarters of 1996 are more than full year per share results by $.01 from a decrease in common shares outstanding.

FISCAL 1995
                                          Quarter
                          --------------------------------------
                           First     Second    Third     Fourth      Year
                          --------   -------   -------   -------   ---------
Net sales................. $448.6    $471.5    $529.2    $593.9    $2,043.2
Gross margins.............  200.3     221.5     242.3     276.3       940.4

Earnings from continuing
  operations..............   30.5      35.3      43.1      55.0       163.9
Discontinued operations...    3.4       4.5       3.9       4.6        16.4
                           -------   -------   -------   -------   ---------
Net earnings..............   33.9      39.8      47.0      59.6       180.3
Preferred stock dividends.    (.1)      (.1)      (.1)      (.1)        (.4)
                           -------   -------   -------   -------   ---------
Available for common
  shareholders............ $ 33.8    $ 39.7    $ 46.9    $ 59.5    $179.9
                           =======   =======   =======   =======   =========
Earnings per common share:
  Continuing operations... $ .40     $ .45     $ .56     $ .70     $2.11
  Discontinued operations.   .04       .06       .05       .06       .21
                           -------   -------   -------   -------   ---------
Net earnings.............. $ .44     $ .51     $ .61     $ .76     $2.32
                           =======   =======   =======   =======   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the Registrant, see pages 1 through 4, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 1996. For information concerning executive officers of the Registrant, see
Part I of this report and pages 9 and 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on October 16, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning executive compensation, see pages 9 and 10 and pages 12 through 19, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 7 and 8, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see pages 7, 9 and 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 1996.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    Financial Statements, Financial Statement Schedules and Exhibits

    (1)(2) See index on page 58 for a listing of financial statements and financial statement schedules filed with this report.

    (3)     Exhibits filed with this report.

                                                  Incorporated    Filed With
Exhibit                                              Herein       Electronic
Number                    Description            by Reference to  Submission
- --------  -------------------------------------  ---------------  ----------
 3.1 Restated Certificate of Incorporation Exhibit 3.1 to of Mallinckrodt, dated June 22, 1994. 1994 Form 10-K.

 3.2      By-Laws of Mallinckrodt as amended     Exhibit 3.3 to
          April 18, 1990.                        1990 Form 10-K,
                                                 Commission File
                                                 No. 1-483.
 4.1      Rights of the holders of               Exhibit 3.1 to
          Mallinckrodt's equity securities are   1994 Form 10-K.
          stated in the Company's Restated
          Certificate of Incorporation, dated
          June 22, 1994.

 4.2      Form 8-A Registration Statement under  Exhibit 4.6 to
          Section 12 of the Securities Exchange  1989 Form 10-K,
          Act of 1934, dated April 10, 1987      Commission File
          defining the rights of holders of      No. 1-483.
          Mallinckrodt's 4% Cumulative Preferred
          Stock and Common Stock.

 4.3      Amended and Restated Rights Agreement  Exhibit 2 to
          dated as of February 19, 1996.         Amendment to
                                                 Registration
                                                 Statement on
                                                 Form 8-A/A
                                                 dated February
                                                 26, 1996.

 4.4      Indenture dated as of March 15, 1985,  Exhibit 4.1 to
          as amended and restated as of          Form S-3
          February 15, 1995, between             Registration
          Mallinckrodt and First Trust of New    Statement
          York, National Association.            No. 33-57821.

 4.5      No class of long-term debt of
          Mallinckrodt exceeds 10% of the total
          assets of Mallinckrodt and its
          subsidiaries on a consolidated basis.
          Mallinckrodt agrees to furnish copies
          of agreements defining the rights of
          debt holders to the Securities and
          Exchange Commission upon request.

10.1      Agreement with Paul D. Cottone dated   Exhibit 10.4 to
          October 1, 1994. (1)                   December 31,
                                                 1994 Form 10-Q.

10.2      Consulting Agreement with Herve M.     Exhibit 10.1 to
          Pinet for the period December 1,       December 31,
          1995 to November 30, 1996. (1)         1995 Form 10-Q.

10.3      Mallinckrodt Executive Life            Exhibit 10.2 to
          Insurance Program adopted              1989 Form 10-K,
          May 20, 1987. (1)                      Commission File
                                                 No. 1-483.

10.4      Restated Mallinckrodt Executive        Exhibit 10.3 to
          Long-Term Disability Plan              1989 Form 10-K,
          effective January 1, 1987. (1)         Commission File
                                                 No. 1-483.

10.5(a)   Supplemental Benefit Plan for          Exhibit 10.6(a)
          Participants in the Mallinckrodt       to 1989 Form
          Retirement Plan as amended and         10-K, Commission
          restated effective January 1,          File No. 1-483.
          1980. (1)

10.5(b)   Amendment No. 1 dated June 20, 1989    Exhibit 10.6(b)
          to Supplemental Benefit Plan for       to 1989 Form
          Participants in the Retirement Plan    10-K, Commission
          for Salaried Employees of              File No. 1-483.
          Mallinckrodt. (1)

10.5(c)   Amendment No. 2 dated April 20, 1990   Exhibit 10.6(c)
          to Supplemental Benefit Plan for       to 1990 Form
          Participants in the Mallinckrodt       10-K, Commission
          Retirement Plan. (1)                   File No. 1-483.

10.6(a)   Mallinckrodt Supplemental Executive    Exhibit 10.7(a)
          Retirement Plan restated effective     to 1989 Form
          April 19, 1988. (1)                    10-K, Commission
                                                 File No. 1-483.

10.6(b)   Amendment No. 1 effective December 6,  Exhibit 10.7(c)
          1989, to Supplemental Executive        to 1990 Form 10-K,
          Retirement Plan. (1)                   Commission File
                                                 No. 1-483.

10.6(c)   Amendment No. 2 effective April 19,                          X
          1996, to Supplemental Executive
          Retirement Plan. (1)

10.7(a)   Mallinckrodt Management Incentive      Exhibit 10.9(b)
          Compensation Program as amended and    to 1991 Form
          restated effective July 1, 1991. (1)   10-K, Commission
                                                 File No. 1-483.

10.7(b)   Amendment No. 1 to the Management                            X
          Incentive Compensation Plan,
          effective April 16, 1996. (1)

10.8(a)   Mallinckrodt 1973 Stock Option and     Post-Effective
          Award Plan as amended effective        Amendment No. 1
          February 21, 1990. (1)                 to Form S-8
                                                 Registration
                                                 Statement
                                                 No. 33-32109.

10.8(b)   Amendment No. 1 to the Mallinckrodt    Form S-8
          1973 Stock Option and Award Plan       Registration
          dated June 19, 1991. (1)               Statement
                                                 No. 33-43925.

10.9      Mallinckrodt Directors Retirement      Exhibit 10.10 to
          Services Plan as amended and           1993 Form 10-K.
          restated effective April 21, 1993. (1)

10.10(a)  Mallinckrodt 1981 Stock Option Plan    Post-Effective
          as amended through April 19, 1988. (1) Amendment No. 3
                                                 to Form S-8
                                                 Registration
                                                 Statement
                                                 No. 2-80553.

10.10(b)  Amendment to the 1981 Stock Option     Exhibit 10.12(b)
          Plan effective February 15, 1989. (1)  to 1989 Form
                                                 10-K, Commission
                                                 File No. 1-483.

10.10(c)  Amendment to the 1981 Stock Option     Exhibit 10.12(c)
          Plan effective June 19, 1991. (1)      to 1991 Form
                                                 10-K, Commission
                                                 File No. 1-483.

10.11(a)  Intercorporate Agreement dated as      Exhibit 10.1 to
          of July 1, 1987 by and between         IMC Fertilizer
          Mallinckrodt and IMC Fertilizer        Group, Inc.'s
          Group, Inc., subsequently called       Form S-1
          IMC Global, Inc., with Exhibits,       Registration
          including the Restated Certificate     Statement
          of Incorporation of IMC Fertilizer     No. 33-17091.
          Group, Inc., as amended; By-Laws of
          IMC Fertilizer Group, Inc.;
          Preliminary Agreement for K-2
          Advances; Registration Rights
          Agreement; Services Agreement;
          Management Services Agreement;
          Agreement regarding Pollution
          Control and Industrial Revenue Bonds;
          License Agreement; office lease and
          sublease; management agreements;
          supply agreements; and transportation
          service agreements.

10.12(a)  Management Compensation and Benefit    Exhibit 10.30 to
          Assurance Program. (1)                 1988 Form 10-K,
                                                 Commission File
                                                 No. 1-483.

10.12(b)  Amendments to Management                                     X
          Compensation and Benefit Assurance
          Program.(1)

10.13     Agreement of Trust dated August 16,                          X
          1996, between Mallinckrodt and
          Wachovia Bank of North Carolina,
          N.A., incident to the program in
          Exhibits 10.13(a) and 10.13(b).(1)

10.14(a)  Corporate Staff Employee Severance     Exhibit 10.33 to
          and Benefit Assurance Policy. (1)      1988 Form 10-K,
                                                 Commission File
                                                 No. 1-483.

10.14(b)  Mallinckrodt Group Inc. Corporate                            X
          Staff Change in Control Severance
          Plan. (1)

10.15     Supplemental Life Plan of              Exhibit 10.21 to
          Mallinckrodt, Inc. effective July      1989 Form 10-K,
          15, 1984. (1)                          Commission File
                                                 No. 1-483.

10.16     Mallinckrodt Directors' Stock          Exhibit 4(a) to
          Option Plan effective October 17,      Form S-8
          1990. (1)  Exhibit 4(a) to             Registration
                                                 Statement
                                                 No. 33-40246.

10.17(a)  Consulting Agreement with Ronald G.    Exhibit 10.27 to
          Evens, M.D., for the period from       Amendment No. 1
          January 1, 1987, through December      to 1992
          31, 1989; extended for the calendar    Form 10-K.
          years 1990, 1991 and 1992. (1)

10.17(b)  Amendment dated December 17, 1992      Exhibit 10.26(b)
          to Consulting Agreement with Ronald    to 1993 Form
          G. Evens, M.D., described in Exhibit   10-K.
          10.25(a). (1)

10.17(c)  Amendment dated January 7, 1994 to     Exhibit 10.9 to
          Consulting Agreement with Ronald G.    December 31,
          Evens, M.D., extending Agreement       1994 Form 10-Q.
          through December 31, 1994. (1)

10.17(d)  Amendment dated February 1, 1995 to    Exhibit 10.10 to
          Consulting Agreement with Ronald G.    December 31,
          Evens, M.D., extending Agreement       1994 Form 10-Q.
          through December 31, 1995. (1)

10.17(e)  Amendment dated January 10, 1996 to    Exhibit 10.2 to
          Consulting Agreement with Ronald G.    December 31,
          Evens, M.D., extending Agreement       1995 Form 10-Q.
          through December 31, 1996. (1)

10.18     Credit Agreement dated May 22, 1996,                         X
          among Mallinckrodt and Morgan Guaranty
          Trust Company of New York, as
          Administrative Agent and Citibank,
          N.A., as Documentation Agent ($550
          million facility).

10.19     Credit Agreement dated May 22, 1996                          X
          among Fries & Fries, Inc. with
          Mallinckrodt and Morgan Guaranty Trust
          Company of New York, as Administrative
          Agent and Co-Agent and Citibank, N.A.,
          as Documentation Agent $600 million
          facility).

10.20     Offering Memorandum by J.P. Morgan     Exhibit 10.29 to
          for sale of the commercial paper       1993 Form 10-K.
          (CP) notes of Mallinckrodt.  The CP
          program is backed by credit
          agreement included at 10.18.

10.21(a)  Deferral Election Plan for Non-        Exhibit 10.29 to
          Employee Directors, effective          1994 Form 10-K.
          June 30, 1994. (1)

10.21(b)  Amendment of Deferral Election         Exhibit 10.22(b)
          Plan for Non-Employee Directors,       to 1995 Form 10-K.
          effective February 15, 1995. (1)

10.22     Long-Term Incentive Compensation       Exhibit 10.30 to
          Plan, effective July 1, 1994. (1)      1994 Form 10-K.

10.23     Form of Severance Agreement                                  X
          referenced in Exhibit 10.12(b), as
          entered into with the named executive
          officers in Mallinckrodt's 1996 proxy
          statement and with other executives
          and key employees. (1)

10.24     Form of Executive Life Insurance Plan                        X
          Participation Agreement, as entered
          into with the named executive officers
          in Mallinckrodt's 1996 proxy statement
          and with other executives and key employees.

11.1      Primary earnings per share computation for                   X
          the three years ended June 30, 1996.

11.2      Fully diluted earnings per share                             X
          computation for the three years ended
          June 30, 1996.

21        Subsidiaries of the Registrant.                              X

23.1      Consent of Ernst & Young LLP.                                X

27        Financial data schedule for the year                         X
          ended June 30, 1996.
___________

(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

       (b)  Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

  - Report dated April 1, 1996, under Item 5 regarding the completion of Phase 3 clinical trial on ultrasound contrast agent, FS069.

  - Report dated August 29, 1996, under Item 5 regarding seeking a buyer for the Tastemaker flavors business and exploring all strategic options for the animal health division.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page
                                                            ------
Consolidated Balance Sheet at June 30, 1996 and 1995.......   33
For the years ended June 30, 1996, 1995 and 1994:
  Information by Business Segment..........................   31
  Consolidated Statement of Operations.....................   32
  Consolidated Statement of Cash Flows.....................   34
  Consolidated Statement of Changes in
    Shareholders' Equity...................................   35
Notes to Consolidated Financial Statements.................  36-49
Quarterly Results (Unaudited)..............................   50

___________

All other schedules are omitted as the required information is not present in sufficient amounts or the required information is included in the consolidated financial statements or notes thereto.

Financial statements and schedules and summarized financial information of 50 percent or less owned entities are omitted, as none of such entities are individually or in the aggregate significant under the tests specified in Regulation S-X under Article 3-09 of General Instructions as to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Mallinckrodt Group Inc.
- -------------------------------
          Registrant


By:      MICHAEL A. ROCCA             BY:       WILLIAM B. STONE
   ----------------------------          -----------------------------
         Michael A. Rocca                      William B. Stone
    Senior Vice President and            Vice President and Controller
    Chief Financial Officer


Date: September 26,  1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                           Title                        Date
- ---------                           -----                        ----

C. RAY HOLMAN        Chief Executive Officer and Director  September 26, 1996
- -------------------
C. Ray Holman


MACK G. NICHOLS      President, Chief Operating Officer    September 26, 1996
- -------------------    and Director
Mack G. Nichols


MICHAEL A. ROCCA     Senior Vice President and Chief       September 26, 1996
- -------------------    Financial Officer
Michael A. Rocca


WILLIAM B. STONE     Vice President and Controller         September 26, 1996
- -------------------    (Chief Accounting Officer)
William B. Stone



RAYMOND F. BENTELE              Director                   September 26, 1996
- -------------------
Raymond F. Bentele


GARETH C. C. CHANG              Director                   September 26, 1996
- -------------------
Gareth C. C. Chang


WILLIAM L. DAVIS                Director                   September 26, 1996
- -------------------
William L. Davis


RONALD G. EVENS                 Director                   September 26, 1996
- -------------------
Ronald G. Evens


ALEC FLAMM                      Director                   September 26, 1996
- -------------------
Alec Flamm


ROBERTA S. KARMEL               Director                   September 26, 1996
- -------------------
Roberta S. Karmel


CLAUDINE B. MALONE              Director                   September 26, 1996
- -------------------
Claudine B. Malone


MORTON MOSKIN                   Director                   September 26, 1996
- -------------------
Morton Moskin


HERVE M. PINET                  Director                   September 26, 1996
- -------------------
Herve M. Pinet


BRIAN M. RUSHTON                Director                   September 26, 1996
- -------------------
Brian M. Rushton


DANIEL R. TOLL                  Director                   September 26, 1996
- -------------------
Daniel R. Toll


ANTHONY VISCUSI                 Director                   September 26, 1996
- -------------------
Anthony Viscusi