Form 10-Q
period 1996-09-30
MALLINCKRODT GROUP INC
filed 1996-11-13
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ______________________________

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---          THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                      OR
        ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-483
                        ______________________________

                              MALLINCKRODT INC.
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

            Applicable Only To Issuers Involved In Bankruptcy
              Proceedings During The Preceding Five Years:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes. No.
                 Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 73,942,271 shares excluding 13,174,018 treasury shares as of October 31, 1996.

PART  I.  FINANCIAL INFORMATION

Item  1.   Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (formerly known as Mallinckrodt Group Inc. and hereinafter referred to as the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1996 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

                                                 Three Months Ended
                                                    September 30,
                                                  ------------------
                                                    1996     1995
                                                    ----     ----

Net sales                                          $541.4   $492.1

Operating costs and expenses:
  Cost of goods sold                                296.3    268.3
  Selling, administrative and general expenses      146.4    138.9
  Research and development expenses                  36.0     24.1
  Other operating income, net                        (3.5)    (3.2)
                                                   -------  -------
Total operating costs and expenses                  475.2    428.1
                                                   -------  -------
Operating earnings                                   66.2     64.0

Equity in pre-tax earnings of joint venture           7.9      7.3
Interest income and other nonoperating income
 (expense), net                                       4.5      (.4)
Interest expense                                    (21.3)   (13.8)
                                                   -------  -------
Earnings from continuing operations before
 income taxes                                        57.3     57.1
Income tax provision                                 21.2     21.4
                                                   -------  -------
Earnings from continuing operations                  36.1     35.7
Discontinued operations                               (.7)     3.5
                                                   -------  -------
Net earnings                                         35.4     39.2
Preferred stock dividends                             (.1)     (.1)
                                                   -------  -------
Available for common shareholders                  $ 35.3   $ 39.1
                                                   =======  =======

Earnings per common share:
  Continuing operations                              $.48     $.46
  Discontinued operations                            (.01)     .04
                                                   -------  -------
  Net earnings                                       $.47     $.50
                                                   =======  =======

(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share and per share amounts)

                                           September 30,   June 30,
                                               1996          1996
                                           -------------   --------
Assets
Current assets:
  Cash and cash equivalents                   $ 566.1       $ 546.2
  Trade receivables, less allowances
   of $14.2 at September 30 and $12.8
   at June 30                                   431.2         453.9
  Inventories                                   474.0         470.2
  Deferred income taxes                          41.7          42.9
  Other current assets                           57.7          57.7
                                             --------      --------
Total current assets                          1,570.7       1,570.9
Investments and long-term receivables,
  less allowances of $9.2 at September 30
  and $8.1 at June 30                           154.6         150.0
Property, plant and equipment, net            1,026.7       1,036.4
Intangible assets                               628.9         647.5
Deferred income taxes                             1.1           1.1
                                             --------      --------
Total assets                                 $3,382.0      $3,405.9
                                             ========      ========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                             $ 622.5       $ 622.2
  Accounts payable                              163.4         194.6
  Accrued liabilities                           310.8         314.8
  Income taxes payable                           55.6          38.5
  Net current liabilities of
   discontinued operations                       38.1          38.4
  Deferred income taxes                           3.4           3.3
                                             --------      --------
Total current liabilities                     1,193.8       1,211.8
Long-term debt, less current maturities         575.6         575.8
Deferred income taxes                            92.8          97.9
Postretirement benefits                         158.8         156.0
Other noncurrent liabilities and
  deferred credits                              115.3         132.2
                                             --------      --------
Total liabilities                             2,136.3       2,173.7
Shareholders' equity:
  4 Percent cumulative preferred stock           11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares as of September 30 and June 30         87.1          87.1
  Capital in excess of par value                285.4         283.5
  Reinvested earnings                         1,174.4       1,150.7
  Foreign currency translation                  (12.5)        (15.3)
  Treasury stock, at cost                      (299.7)       (284.8)
                                             ---------     ---------
Total shareholders' equity                    1,245.7       1,232.2
                                             ---------     ---------
Total liabilities and shareholders' equity   $3,382.0      $3,405.9
                                             ========      ========


(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 1996        1995
                                                 ----        ----
Cash Flows - Operating Activities
Net earnings                                    $ 35.4     $ 39.2
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                   39.1       34.4
  Postretirement benefits                          2.8        2.2
  Undistributed equity in earnings of
   joint venture                                  (5.6)      (5.6)
  Deferred income taxes                           (3.7)      (4.6)
  Gains on disposals of assets                                (.4)
                                                -------    -------
                                                  68.0       65.2
  Changes in operating assets and liabilities:
    Trade receivables                             15.5       23.9
    Inventories                                   (7.4)     (38.3)
    Other current assets                           (.2)       (.8)
    Accounts payable, accrued liabilities
      and income taxes payable, net              (21.8)      (5.2)
    Net current liabilities of discontinued
      operations                                   (.3)     (13.1)
    Other noncurrent liabilities and deferred
      credits                                    (16.8)       3.4
    Other, net                                    (1.1)     (12.5)
                                                -------    -------
Net cash provided by operating activities         35.9       22.6


Cash Flows - Investing Activities
Capital expenditures                             (22.9)     (36.8)
Acquisition spending                              (4.1)      (2.1)
Proceeds from asset disposals                     33.6         .6
Other, net                                         2.0       (7.9)
                                                -------    -------
Net cash provided (used) by investing activities   8.6      (46.2)


Cash Flows - Financing Activities
Increase in short-term debt                         .4       76.7
Proceeds from long-term debt                       1.6       98.8
Payments on long-term debt                        (1.9)    (101.5)
Issuance of Mallinckrodt common stock              9.5        8.1
Acquisition of treasury stock                    (22.5)     (20.0)
Dividends paid                                   (11.7)     (10.9)
                                                -------    -------
Net cash provided (used) by financing
  activities                                     (24.6)      51.2
                                                -------    -------
Increase in cash and cash equivalents             19.9       27.6
Cash and cash equivalents at beginning
  of period                                      546.2       60.6
                                                -------    -------

Cash and cash equivalents at end of period     $ 566.1     $ 88.2
                                               ========    =======

(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)

                                                  1996        1995
                                                  ----        ----

4 Percent cumulative preferred stock:
  Balance at June 30 and September 30           $ 11.0      $ 11.0


Common stock:
  Balance at June 30 and September 30             87.1        87.1


Capital in excess of par value:
  Balance at June 30                             283.5       274.1
  Stock options exercised                          1.9         2.8
                                                ------      ------
  Balance at September 30                        285.4       276.9


Reinvested earnings:
  Balance at June 30                           1,150.7       984.5
  Net earnings                                    35.4        39.2
  Dividends
    4 Percent cumulative preferred stock
    ($1.00 per share)                              (.1)        (.1)
    Common stock ($.155 per share in 1996
      and $.14 per share in 1995)                (11.6)       10.8)
                                               --------    --------
  Balance at September 30                      1,174.4     1,012.8


Foreign currency translation:
  Balance at June 30                             (15.3)       (9.3)
  Translation adjustment                           2.8        (4.4)
                                               --------    --------
  Balance at September 30                        (12.5)      (13.7)


Treasury stock:
  Balance at June 30                            (284.8)     (175.9)
  Purchase of common stock                       (22.5)      (20.0)
  Stock options exercised                          7.6         5.3
                                               --------    --------
  Balance at September 30                       (299.7)     (190.6)
                                               --------    --------

Total shareholders' equity                    $1,245.7    $1,183.5
                                              ========    =========



(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Included in earnings from continuing operations for the three months ended September 30, 1996, is a one-time research and development expense of $6.0 million, $3.8 million after taxes or $.05 per share resulting from a strategic alliance to develop new magnetic resonance imaging technology.

2. Included in discontinued operations for the three months ended September 30, 1995, are earnings, net of taxes, from the divested Feed Ingredients business of $4.4 million.

3. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The Company's effective tax rate for the first three months was 37.0 percent, compared to last year's 37.5 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain foreign net operating losses.

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

5. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
    (75,501,070 and 77,924,740 for the three months ended September 30, 1996 and 1995, respectively).

6.  The components of inventory include the following as of September
    30,1996:
    (In millions)
    Raw materials and supplies        $ 152.8
    Work in process                     103.5
    Finished goods                      217.7
                                      -------
                                      $ 474.0
                                      =======

7. The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective July 1, 1996. The Company regularly assesses all of its long-lived assets for impairment. No material adverse effect on its results of operations or financial position occurred upon adoption.

8. As of September 30, 1996, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:

                                        September 30,   June 30,
                                            1996          1996
                                        -------------  ----------
    Common stock                          13,056,760   12,835,721
    4 Percent cumulative preferred stock       1,670        1,670

9.  At September 30, 1996, common shares reserved were:

    Exercise of common stock purchase
    rights                                             83,629,897
    Exercise of stock options and
    granting of stock awards                            9,570,368
                                                       ----------
    Total                                              93,200,265
                                                       ==========

10. Supplemental cash flow information for the three months ended September 30 included:
     (In millions)
                                        1996      1995
                                        ----      ----
     Interest paid                     $22.2     $10.6
     Income taxes paid                 $ 6.4      $4.9


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

Results of Operations

General
-------
Earnings from continuing operations for the first quarter ended September 30, 1996 were $36.1 million, or 48 cents per share. This represents a 4 percent increase in per-share earnings from continuing operations compared with $35.7 million, or 46 cents per share, during the same period a year ago. These earnings reflect a one-time, pretax research and development expense of $6.0 million incurred in conjunction with a strategic alliance with METASYN, Inc., to develop new magnetic resonance imaging technology. Without this expense, earnings from continuing operations would have been 53 cents per share, a 15 percent increase over the prior year. Net sales for the quarter were up 10 percent to $541.4 million, compared to $492.1 million a year earlier. Net earnings for the first quarter were $35.4 million, or 47 cents per share, compared with $39.2 million, or 50 cents per share, during the same period a year ago. Prior year net earnings include results from the divested animal feed ingredients business.


-----------------


[1] The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Certain statements contained herein are forward-looking, particularly the statements appearing under Part I. Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1, "Legal Proceedings."

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

A comparison of sales and operating earnings follows:
(In millions)

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                1996        1995
                                                ----        ----
Sales
-----
  Human healthcare                            $ 361.7     $ 316.1
  Specialty chemicals                            80.5        75.1
  Animal health                                  99.4       101.0
  Intersegment sales                              (.2)        (.1)
                                              --------    --------
                                              $ 541.4     $ 492.1
                                              ========    ========

Operating earnings
------------------
  Human healthcare                            $  67.4     $  62.0
  Specialty chemicals                             5.5         4.6
  Animal health                                   (.1)        5.0
  Corporate                                      (6.6)       (7.5)
  Eliminations                                                (.1)
                                              --------    --------
                                              $  66.2     $  64.0
                                              ========    ========

Business Segments
-----------------
Human Healthcare
Net Sales                                      Three Months Ended
(In millions)                                     September 30,
                                               ------------------
                                                1996        1995
                                                ----        ----
Imaging agents                                $ 198.6     $ 161.2
Critical care products                           77.3        76.9
Pharmaceutical specialties                       85.8        78.0
                                              -------     -------
                                              $ 361.7     $ 316.1
                                              =======     =======

Human healthcare's operating earnings for the quarter increased to $67.4 million, up 9 percent compared to the first quarter of last year. These operating earnings reflect a one-time research and development expense of $6.0 million incurred in conjunction with a strategic alliance with METASYN, Inc., to develop new magnetic resonance imaging technology. Without this expense, human healthcare's operating earnings would have been $73.4 million, an 18% increase over the prior year first quarter. Net sales for the first quarter improved 14 percent over the prior year first quarter. A major contributor to the sales growth was strong demand for imaging agents. Sales for imaging agents were up 23 percent, primarily from increased market share in the U.S. and the acquisition of Liebel-Flarsheim in January 1996. Critical care products sales were up 1 percent, primarily on sales gains in respiratory products, partially offset by lower sales of instruments and systems to analyze blood gases and electrolytes. The blood gas and electrolyte business was divested as of September 30, 1996. Pharmaceutical specialties sales increased 10 percent primarily due to increased volume.

Specialty Chemicals
Net Sales                                      Three Months Ended
(In millions)                                     September 30,
                                               ------------------
                                                1996        1995
                                                ----        ----
                                               $ 80.5      $ 75.1
                                               ======      ======

Specialty chemicals' operating earnings for the quarter increased to $5.5 million, up 20% compared to the first quarter of last year. Improved plant performance and cost containment initiatives contributed to the increased earnings. Net sales for the quarter improved 7% over the prior year first quarter, primarily as a result of volume increases in plastic additives.

Animal Health
Net Sales                                      Three Months Ended
(In millions)                                      September 30,
                                               ------------------
                                                 1996        1995
                                                 ----        ----
                                               $ 99.4     $ 101.0
                                               ======     =======

Animal health had an operating loss of $.1 million, compared with $5.0 million of operating earnings for the first quarter of last year. Declining sales margins and higher research and development expenses were primary causes of the lower year to year results.
Lower volumes in North America and Europe were the primary reasons for the quarter net sales decline of 2% as compared to the prior year first quarter. The sales decline in Europe is due to BSE, or "mad cow disease" in the United Kingdom. Mallinckrodt has concluded that the animal health business will have greater potential and be more successful through alignment with a company that possesses core technology more directly related to the development of animal health products. Therefore, on August 29, 1996, the Company announced that it has decided to explore all strategic options related to this business.

Corporate Matters
-----------------

Earnings for Tastemaker, the Company's flavor joint venture, were $7.9 million for the quarter, up 8% compared to the first quarter of last year. On August 29, 1996, Mallinckrodt announced that it is prepared to sell its interest in Tastemaker in cooperation with its joint venture partner, Hercules, Inc., if an acceptable offer is received. The Company's effective tax rate for the first quarter was
37.0 percent, compared to last year's 37.5 percent. This rate decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain foreign net operating losses.

Financial Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1996, cash and cash equivalents increased $19.9 million. Operations provided $35.9 million of cash, while acquisition and capital spending totaled $27.0 million. The Company received $33.6 million in proceeds from asset disposals, primarily from the blood gas and electrolyte business. The Company's current ratio at September 30, 1996, was 1.3:1. Debt as a percentage of invested capital was 49 percent. Net of cash and cash equivalents, this percentage would have been 34 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty three and a half million shares have been repurchased under this authorization,
 .6 million during the quarter ended September 30, 1996.

In September 1995 and November 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, and $100 million of 6.5% notes due November 15, 2007, respectively, from the $250 million shelf registration statement filed in February of 1995. As of September 30,1996, $50 million of securities under this shelf and $50 million of securities under a shelf registration statement filed with the SEC in 1992 remain unissued.

The Company has a $550 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit, available until May 2001. At September 30, 1996, no amounts were outstanding under the commercial paper program or the credit agreement. In addition, Fries & Fries, Inc., a wholly-owned subsidiary, has a $600 million committed line of credit available until May 1997, which is unconditionally guaranteed by the Company. Borrowings under the credit agreement were $600 million at September 30, 1996. Non-U.S. lines of credit totaling $213.9 million were also available and borrowings under these lines amounted to $18.6 million at September 30, 1996. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1997, is approximately $190 million.


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

Previously Reported Matters
---------------------------

The following is a discussion of material developments in proceedings previously reported in the Company's Form 10-K for its fiscal year ended June 30, 1996:

Springville, Utah -- The Company and Ensign-Bickford Industries, Inc.
(EBI) have identified two additional parties who could possibly share in remediation costs. The Company, EBI and the other parties are currently negotiating an interim allocation to address remedial activities at this site.

Pierce County, Washington -- The Company, Olin Corporation, Boeing Company, and Centrum Properties, Inc. negotiated a settlement and the lawsuit has been dismissed. Centrum did not recover its past costs, but Mallinckrodt and Olin agreed to take over future remedial actions at the site. Since the Company and Olin have been named "potentially responsible parties" for this site by the Washington Department of Ecology, the Company and Olin are negotiating an order that would govern remedial activities at the site with the Department of Ecology.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 16, 1996, the Company held its Annual Meeting of Stockholders in St. Louis, Missouri, for the purposes of: (a) electing four directors for terms expiring in 1999; (b) ratifying the appointment of independent auditors for fiscal 1997; (c) acting upon an amendment to Article First of the Company's Restated Certificate of Incorporation to change the name of the Company from Mallinckrodt Group Inc. to Mallinckrodt Inc.; and (d) transacting such other business as may have properly come before the meeting or any adjournment thereof.

The following table sets forth the directors elected at the Annual Meeting and the number of votes cast for and withheld from each director:

Director                   For           Withheld
--------                   ---           --------
Raymond F. Bentele      62,342,400       1,022,944
Gareth C. C. Chang      61,412,342       1,953,002
Dr. Ronald G. Evens     62,378,644         986,700
Mack G. Nichols         61,490,798       1,874,546

The following directors continued in office after the Annual Meeting, having been previously elected:

William L. Davis, III
C. Ray Holman
Roberta S. Karmel
Claudine B. Malone
Morton Moskin
Brian M. Rushton, Ph.D.
Daniel R. Toll
Anthony Viscusi

The appointment of Ernst & Young, LLP as independent auditors for fiscal 1997 was ratified at the Annual Meeting. The following table sets forth the number of votes for and against, as well as abstentions, on this matter:

        For.......................63,200,779
        Against.......................70,336
        Abstentions...................94,229

The amendment to Article First of the Company's Restated Certificate of Incorporation to change the name of the Company from Mallinckrodt Group Inc. to Mallinckrodt Inc. was approved at the Annual Meeting. The following table sets forth the number of votes for and against, as well as abstentions, on this matter:

        For.......................63,047,352
        Against......................104,560
        Abstentions..................213,412

No other matters were voted upon at the meeting.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

       3.1 Restated Certificate of Incorporation of Mallinckrodt, dated June 22, 1994.

       3.3 Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 16, 1996.

      11.1 Primary earnings per share computation for the three months ended September 30, 1996 and 1995.

      11.2 Fully diluted earnings per share computation for the three months ended September 30, 1996 and 1995.

      27    Financial Data Schedule.

(b)   Reports on Form 8-K.

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

      Report dated August 29, 1996, under Item 5 regarding seeking a buyer for the Tastemaker flavors business, and exploring all strategic options for the animal health division.

      Report dated October 16, 1996, under Item 5 regarding name change from Mallinckrodt Group Inc. to Mallinckrodt Inc.

      Report dated October 17, 1996, under Item 5 regarding increased quarterly dividend and the election of four directors at the Company's Annual Meeting.

      Report dated October 24, 1996, under Item 5 regarding Molecular Biosystems, Inc. and Mallinckrodt Inc. joint announcement to file for PMA for next generation ultrasound imaging agent.

                    * * * * * * * * * * * * * *



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Mallinckrodt Inc.
-----------------------------
         Registrant




By:   MICHAEL A. ROCCA                    By:    TERRY D. MEIER
   --------------------------                ---------------------
      Michael A. Rocca                           Terry D. Meier
    Senior Vice President and                  Vice President and
     Chief Financial Officer                    Controller


Date:  November 12, 1996