Form 10-Q
period 1996-12-31
MALLINCKRODT GROUP INC
filed 1997-02-11
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                          __________________________

                                  FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---           THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996
                                       OR
           ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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

                          ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

              Applicable Only To Issuers Involved In Bankruptcy
                Proceedings During The Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .

               Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 73,965,042 shares excluding 13,151,247 treasury shares as of December 31, 1996.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1996 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2, 3 and 4 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

<CAPTIONS>

                                  Quarter Ended       Six Months Ended
                                   December 31,          December 31,
                                ----------------   -------------------
                                  1996    1995      1996       1995
                                -------  -------   --------  ---------

Net sales                       $ 571.1  $ 528.2   $1,112.5  $1,020.3

Operating costs and expenses:
  Cost of goods sold              307.9    289.1      604.2     557.4
  Selling, administrative
   and general expenses           151.4    141.0      297.8     279.9
  Research and development
   expenses                        34.2     31.5       70.2      55.6
  Other operating (income)
   expense, net                     1.0     (4.2)      (2.5)     (7.4)
                                --------  -------   --------   --------
Total operating costs and
 expenses                         494.5    457.4      969.7     885.5
                                --------  -------   --------   --------
Operating earnings                 76.6     70.8      142.8     134.8

Interest income and other
nonoperating income
 (expense), net                     6.4      (.5)      10.9       (.9)
Interest expense                  (11.8)   (14.7)     (25.7)    (28.6)
                                --------  -------    --------   -------
Earnings from continuing
 operations before income
 taxes                             71.2     55.6      128.0      105.3
Income tax provision               26.0     20.9       47.0       39.5
                                --------  -------    --------   -------
Earnings from continuing
 operations                        45.2     34.7       81.0       65.8
Discontinued operations           ( 1.7)    22.6       (2.1)      30.7
                                --------  -------    --------   -------
Net earnings                       43.5     57.3       78.9       96.5
Preferred stock dividends           (.1)     (.1)       (.2)       (.2)
                                --------  -------    --------   -------
Available for common
 shareholders                   $  43.4   $ 57.2     $ 78.7     $ 96.3
                                ========  =======    ========   =======

Earnings per common share:
  Continuing operations            $.59     $.45      $1.07        $.85
  Discontinued operations          (.02)     .30       (.03)        .40
                                --------  -------    --------   -------
  Net earnings                     $.57     $.75      $1.04       $1.25
                                ========  =======    ========   =======


(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share and per share amounts)

                                             December 31,     June 30,
                                                 1996           1996
                                           ------------  ------------
Assets
Current assets:
Cash and cash equivalents                   $  551.0         $ 546.2
Trade receivables, less allowances
 of $14.8 at December 31 and $12.8
 at June 30                                    453.9           453.9
Inventories                                    473.3           470.2
Deferred income taxes                           42.3            42.9
Other current assets                            64.5            57.7
                                           ------------   ------------
Total current assets                         1,585.0         1,570.9
Investments and long-term receivables,
 less allowances of $8.2 at December 31
 and $8.1 at June 30                            41.5            39.3
Property, plant and equipment, net           1,042.5         1,036.4
Intangible assets                              651.8           647.5
Net noncurrent assets of discontinued
 operations                                    115.2           108.5
Deferred income taxes                            1.4             1.1
                                           ------------    ------------
Total assets                                $3,437.4        $3,403.7
                                           ============    ============



Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                           $  122.2        $  112.2
  Accounts payable                             172.3           194.6
  Accrued liabilities                          310.1           312.3
  Income taxes payable                          49.8            38.5
Net current liabilities of discontinued
 operations                                    551.3           550.9
Deferred income taxes                            3.3             3.3
                                           ------------    ------------
Total current liabilities                    1,209.0         1,211.8
Long-term debt, less current maturities        572.1           575.8
Deferred income taxes                           95.8            97.9
Postretirement benefits                        162.2           155.9
Other noncurrent liabilities and
 deferred credits                              117.1           130.1
                                           ------------    ------------
Total liabilities                            2,156.2         2,171.5
                                           ------------    ------------
Shareholders' equity:
  4 Percent cumulative preferred stock          11.0            11.0
  Common stock, par value $1, authorized
  300,000,000 shares; issued 87,116,289
  shares as of December 31 and June 30          87.1            87.1
  Capital in excess of par value               298.4           283.5
  Reinvested earnings                        1,205.8         1,150.7
  Foreign currency translation                   1.0           (15.3)
  Treasury stock, at cost                     (322.1)         (284.8)
                                           ------------    ------------
Total shareholders' equity                   1,281.2         1,232.2
                                           ------------    ------------
Total liabilities and shareholders'
 equity                                     $3,437.4        $3,403.7
                                           ============    ============


(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

<CAPTIONS>
                                                     Six Months Ended
                                                       December 31,
                                                     ----------------
                                                      1996      1995
                                                     -------  -------
Cash Flows - Operating Activities
Net earnings                                         $ 78.9   $ 96.5
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                      77.8     68.2
    Postretirement benefits                             6.3      6.0
    Undistributed equity in earnings of joint
     venture                                           (9.6)    (9.5)
    Deferred income taxes                              (2.6)     5.1
    Gains on disposals of assets                        (.7)   (53.7)
                                                     -------  -------
                                                      150.1    112.6
    Changes in operating assets and liabilities:
      Trade receivables                                (4.2)   (36.7)
      Inventories                                      (2.3)   (49.2)
      Other current assets                             (5.7)     1.9
      Accounts payable, accrued liabilities
       and income taxes payable, net                  (19.2)    13.6
     Net current liabilities of discontinued
       operations                                        .3     20.2
     Other noncurrent liabilities and deferred
       credits                                        (14.3)    40.4
     Other, net                                        (3.5)    (7.8)
                                                     -------  -------

Net cash provided by operating activities             101.2     95.0
                                                     -------  -------


Cash Flows - Investing Activities
Capital expenditures                                  (56.4)   (77.6)
Acquisition spending                                  (13.2)   (81.0)
Proceeds from asset disposals                          35.2    118.8
Other, net                                              5.6     27.6
                                                     -------  -------
Net cash used by investing activities                 (28.8)   (12.2)
                                                     -------  -------

Cash Flows - Financing Activities
Increase (decrease) in short-term debt                  7.4    (56.4)
Proceeds from long-term debt                                   196.5
Payments on long-term debt                             (6.8)  (103.3)
Issuance of Mallinckrodt common stock                  21.6      9.3
Acquisition of treasury stock                         (66.0)   (90.9)
Dividends paid                                        (23.8)   (22.6)
                                                      -------  ------
Net cash used by financing activities                 (67.6)   (67.4)
                                                     -------  -------
Increase in cash and cash equivalents                   4.8     15.4
Cash and cash equivalents at beginning of period      546.2     60.9
                                                     -------  -------

Cash and cash equivalents at end of period           $551.0   $ 76.3
                                                     =======  =======

(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)

<CAPTIONS>
                                                  1996        1995
                                                 --------   ---------
4 Percent cumulative preferred stock:
Balance at June 30 and December 31               $   11.0   $   11.0


Common stock:
Balance at June 30 and December 31                   87.1       87.1


Capital in excess of par value:
Balance at June 30                                  283.5      274.1
Issuance of stock related to an acquisition          10.0
Stock options exercised                               4.9        3.0
                                                 --------   ----------
Balance at December 31                              298.4      277.1
                                                 --------   ----------


Reinvested earnings:
  Balance at June 30                              1,150.7      984.5
  Net earnings                                       78.9       96.5
  Dividends:
    4 Percent cumulative preferred
    stock ($2.00 per share)                           (.2)       (.2)
    Common stock ($.32 per share in 1996
    and $.295 per share in 1995)                    (23.6)     (22.4)
                                                  --------  ---------
  Balance at December 31                          1,205.8    1,058.4
                                                  --------  ---------

Foreign currency translation:
  Balance at June 30                                (15.3)      (9.3)
  Translation adjustment                             16.3      (10.9)
                                                  --------  ---------
  Balance at December 31                              1.0      (20.2)
                                                  --------  ---------

Treasury stock:
  Balance at June 30                               (284.8)    (175.9)
  Purchase of common stock                          (66.0)     (90.9)
  Stock options exercised                            16.7        6.3
  Issuance of stock related to an acquisition        12.0
                                                  --------  ---------
  Balance at December 31                           (322.1)    (260.5)
                                                  --------  ---------

Total shareholders' equity                        $1,281.2  $1,152.9
                                                  ========  =========

(See Notes to Condensed Consolidated Financial Statements on pages 5 and 6.)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On January 29, 1997, the Company's Board of Directors approved a formal plan to divest Fries & Fries, Inc., a wholly owned subsidiary which owns a fifty percent interest in Tastemaker, which is the Company's flavors joint venture with Hercules Incorporated. Accordingly, Fries & Fries, Inc.'s net after tax losses of $1.1 million and $.8 million for the quarter and six months ended December 31, 1996, respectively, and net after tax earnings of $3.6 million and $8.2 million for the quarter and six months ended December 31, 1995, respectively, have been reclassified as discontinued operations. Fries & Fries, Inc.'s $510 million of short-term debt which was outstanding as of January 29, 1997, will be assumed as part of the divestiture. Interest expense related to the debt recorded by Fries & Fries, Inc. and to be assumed by the buyer is included in discontinued operations and totals $4.7 million, net of tax and $9.5 million, net of tax for the quarter and six months ended December 31, 1996, respectively. The Company anticipates realizing a significant gain on this transaction, net of costs associated with divestiture, but cannot yet quantify the amount.

2. Included in earnings from continuing operations for the six months ended December 31, 1996, is a one-time research and development expense of $6.0 million, $3.8 million after taxes or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology.

3. Results for the quarter and six months ended December 31, 1995 included a non-cash charge for write-off of purchased research and development of $3.7 million, $2.3 million after taxes, or 3 cents per share, relating to the acquisition of Syntro Corporation. The charge was recorded as research and development expenses.

4. Included in discontinued operations for the quarter and six months ended December 31, 1995, are earnings, net of taxes, from the divested feed ingredients business of $1.0 million and $5.5 million, respectively. Other principal factors affecting discontinued operations were an after tax gain of $34.4 million on the sale of the feed ingredients business and an after tax provision for additional environmental costs of $15.6 million.

5. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The Company's effective tax rate for the first six months was 36.7 percent, compared to last year's 37.5 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain foreign net operating losses.

6. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on Mallinckrodt's business, financial condition or results of operations.

7. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
    (75,642,495 and 77,161,246 for the six months ended December 31, 1996 and 1995, and 75,795,411 and 76,397,750 for the quarters ended December 31, 1996 and 1995, respectively).

8.  The components of inventory included the following as of December
    31, 1996:
    (In millions)
    Raw materials and supplies        $139.5
    Work in process                     98.0
    Finished goods                     235.8
                                      ------
                                      $473.3
                                      ======
9. As of December 31, 1996, the Company has authorized and issued 100,000 shares, par value $100,4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:

                                          December 31,     June 30,
                                             1996            1996
                                          ------------   ------------
    Common stock                           13,151,247      12,835,721
    4 Percent cumulative preferred stock        1,670           1,670

10. At December 31, 1996, common shares reserved were:

    Exercise of common stock purchase rights               83,154,258
    Exercise of stock options and granting of stock awards  9,189,216
                                                           ----------
    Total                                                  92,343,474
                                                           ==========


11. Supplemental cash flow information for the six months ended December 31 included:
    (In millions)
                                                 1996           1995
                                                ------         ------
    Interest paid                               $38.0           $21.4
    Income taxes paid                           $34.8           $30.2
    Non-cash investing and financing
    activities:
    Issuance of stock related to an
    acquisition                                 $22.0
    Assumption of liabilities related to
      acquisitions                               $4.7            $6.2

12. The Company has guaranteed repayment under a $600 million revolving credit facility established in January 1997 for its Tastemaker joint venture. Borrowings under the facility and the Company's guarantee are secured by investments purchased with the loan proceeds. At January 30, 1997, $500 million was outstanding under the revolving credit facility. The guarantee will be released concurrent with the divestiture of Tastemaker.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations

General
-------
Earnings from continuing operations for the second quarter ended December 31, 1996 were $45.2 million, or 59 cents per share. This represents a 31 percent increase in per-share earnings from continuing operations compared with $34.7 million, or 45 cents per share, during the same period a year ago. Prior year results included a non-cash charge of $3.7 million, $2.3 million after taxes, or 3 cents per share, associated with the acquisition of Syntro Corporation. Excluding the prior year charge, earnings per share from continuing operations increased 23 percent. Net sales for the quarter were up 8 percent to $571.1 million, compared to $528.2
__________________________________
[1] The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Certain statements contained herein are forward-looking, particularly the statements appearing under Part I. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1, "Legal Proceedings."

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

million a year earlier. Net earnings for the second quarter were $43.5 million, or 57 cents per share, compared with $57.3 million, or 75 cents per share, during the same period a year ago. Results for Fries & Fries, Inc., a wholly owned subsidiary of the Company, have been accounted for as a discontinued operation and, accordingly, prior year results have been restated. Fries & Fries, Inc. owns the Company's fifty percent interest in the Tastemaker flavors joint venture with Hercules Incorporated. Prior year net earnings also included a $34.4 million discontinued operations after tax gain resulting from the sale of the feed ingredients business in the second quarter, partially offset by a second quarter $15.6 million after tax adjustment of provisions for environmental costs related to discontinued operations.

For the six months, earnings from continuing operations were $81.0 million, or $1.07 per share, compared to $65.8 million, or 85 cents per share during the same period a year ago. Current year results reflect a one-time research and development expense of $6.0 million, $3.8 million after taxes, or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology, while the prior year reflects the charge associated with the Syntro Corporation acquisition discussed above. Net sales for the first half were up 9 percent to $1.1 billion compared to $1.0 billion a year ago. Net earnings for the six months were $78.9 million or $1.04 per share, compared with $96.5 million or $1.25 per share for the same prior year period.

A comparison of sales and operating earnings follows:
(In millions)

<CAPTIONS>
                             Quarter Ended        Six Months Ended
                             December 31,           December 31,
                           ----------------     -------------------
                            1996      1995      1996       1995
                           -------    -------   ------     ------
Sales
-----
  Human healthcare         $ 372.4    $ 331.9   $  734.1   $ 648.0
  Specialty chemicals         80.6       80.3      161.1     155.4
  Animal health              118.1      116.0      217.5     217.0
  Intersegment sales                                 (.2)      (.1)
                           --------   --------  ---------  ---------
                           $ 571.1    $ 528.2   $1,112.5   $1,020.3
                           ========   ========  =========  =========


Operating Earnings
------------------
  Human healthcare         $  68.4    $  68.4   $  135.8   $  130.4
  Specialty chemicals          6.0        5.5       11.5       10.1
  Animal health                9.6        4.2        9.5        9.2
  Corporate                   (7.4)      (7.1)     (14.0)     (14.6)
  Eliminations                            (.2)                  (.3)
                           --------   --------  ---------  ---------
                           $  76.6    $  70.8   $  142.8   $  134.8
                           ========   ========  =========  =========

Business Segments
-----------------
Human Healthcare
Net Sales                  Quarter Ended         Six Months Ended
(In millions)               December 31,            December 31,
                           ----------------     -------------------
                           1996       1995      1996       1995
                           -------    --------  ---------  --------

Imaging agents             $ 201.2    $ 166.4   $  399.8   $  327.6
Critical care products        79.5       79.2      156.8      156.1
Pharmaceutical specialties    91.7       86.3      177.5      164.3
                           -------    --------  ---------  --------
                           $ 372.4    $ 331.9   $  734.1   $  648.0
                           =======    ========  =========  =========


Human healthcare's operating earnings for the current quarter were equal to the prior year's second quarter at $68.4 million. Operating earnings for the six months were $135.8 million, or 4 percent greater than the corresponding prior year results. Excluding a first quarter one-time research and development expense of $6.0 million incurred in conjunction with a strategic alliance to develop new magnetic resonance imaging technology, operating earnings for the six months increased 9 percent over the corresponding prior year results. Net sales increased 12 percent and 13 percent compared to the corresponding prior year quarter and six months, respectively.

Imaging agent sales increased 21 percent and 22 percent above the quarter and first half of the prior year, respectively. Iodinated contrast media market share increases in the U.S. and the acquisition of Liebel-Flarsheim in January 1996 were the major sales growth contributors. The increased sales volume was partially offset by lower contrast media selling prices.

Critical care products experienced increased demand for respiratory therapy products and HemoCue blood hemoglobin and glucose analysis systems in both the three month and six month periods of the current year as compared with the corresponding periods in the prior year. These sales gains were nearly offset by the lower revenue associated with the blood gas and electrolyte business which was sold as of September 30, 1996.

Sales of pharmaceutical specialties grew 6 percent and 8 percent compared to the three month and six month periods of the prior year, respectively. The sales growth, which occurred in the narcotics and peptides product lines, was principally the result of volume increases.

In November 1996, the Company acquired D.M. Graham Laboratories, Inc., a contract manufacturer of dosage pharmaceuticals licensed to produce a variety of medicinal narcotics. This acquisition is a key step in the continuing growth of the Company's pharmaceutical specialties business. In December 1996, the Company acquired expanded sales and marketing rights for Molecular Biosystems, Inc.'s FS069 (second-generation ultrasound imaging agent). As a result of this and earlier agreements, Mallinckrodt has marketing rights for Albunex and FS069 throughout the world except Japan, South Korea and Taiwan.

Specialty Chemicals
Net Sales                Quarter Ended         Six Months Ended
(In millions)              December 31,           December 31,
                        ----------------      -------------------
                         1996      1995        1996         1995
                        ------    ------      ------       ------

                        $ 80.6    $ 80.3      $161.1       $155.4
                        ======    ======      ======       ======


Specialty chemicals' operating earnings were $6.0 million and $11.5 million for the second quarter and six months ended December 31, 1996, respectively, representing increases of 9 percent and 14 percent over the same prior year periods. Compared with corresponding prior year periods, sales were relatively flat for the second quarter, but up 4 percent for the first six months on the strength of volume growth of plastic additives.

Animal Health
Net Sales               Quarter Ended           Six Months Ended
(In millions)            December 31,              December 31,
                        ----------------      -------------------
                         1996      1995        1996         1995
                        ------    ------      ------       ------
                        $118.1    $116.0      $217.5       $217.0
                        ======    ======      ======       ======

Animal health's operating earnings were $9.6 million and $9.5 million for the second quarter and six months, respectively. These results represent a 129 percent and 3 percent increase over the same prior year periods. Sales revenue for the second quarter and first six months, when compared to the corresponding periods of the prior year, benefited from increases in Asia as a result of a new distribution agreement entered into in January 1996, but were negatively impacted by lower sales volume and higher discounts in North America. Second quarter and first half operating earnings when compared to prior year results benefited from improved manufacturing performance and a one-time prior year pre-tax charge of $3.7 million for purchased research and development related to the October 1995 acquisition of Syntro Corporation, offset by higher operating expenses.

Corporate Matters
-----------------
Corporate expense is up 4 percent for the second quarter, but down 4 percent for the first half of the year compared to the respective prior year periods. The Company's effective tax rate for the six months is 36.7 percent, compared to last year's 37.5 percent. This rate decrease reflects an earnings mix toward lower statutory rate jurisdictions and the utilization of certain foreign net operating losses.



Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1996, cash and cash equivalents increased $4.8 million. Operations provided $101.2 million of cash, while acquisition and capital spending totaled $69.6 million. The Company received $35.2 million in proceeds from asset disposals, primarily from the blood gas and electrolyte business. The Company's current ratio at December 31, 1996, was 1.3:1. Debt as a percentage of invested capital was 35 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty-four and a half million shares have been repurchased under this authorization,
1.5 million during the six months ended December 31, 1996.

In September 1995 and November 1995, the Company issued $100 million of 6.75 percent notes due September 15, 2005, and $100 million of 6.5 percent notes due November 15, 2007, respectively, from the $250 million shelf registration statement filed in February of 1995. As of December 31, 1996, $50 million of securities under this shelf and $50 million of securities under a shelf registration statement filed with the SEC in 1992 remain unissued.

The Company has a $550 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit, available until May 2001. At December 31, 1996, no amounts were outstanding under the commercial paper program or the credit agreement. In addition, Fries & Fries, Inc., a wholly-owned subsidiary, has a $600 million committed line of credit available until May 1997, which is guaranteed by the Company. Borrowings under the credit agreement were $600 million at December 31, 1996.
Non-U.S. lines of credit totaling $199.4 million were also available and borrowings under these lines amounted to $25.0 million at December 31, 1996. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1997, is approximately $140 million.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations.

There have not been any material developments in the legal proceedings previously reported in the Company's Form 10-K for its fiscal year ended June 30, 1996, as amended by the Company's report on Form 10-Q for its fiscal quarter ended September 30, 1996.

Item 2.  Changes in Securities.

On November 20, 1996, the Company acquired all of the issued and outstanding voting capital stock of D.M. Graham Laboratories, Inc. ("Graham Laboratories"). In exchange, the Company issued a total of 503,001 shares of its Common Stock, par value $1.00 per share, to the seven then current stockholders of Graham Laboratories. The Company issued its shares in reliance on the exemption from federal securities registration set forth in Section 4(2) of the Securities Act of 1933, as amended.
Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

See Mallinckrodt's Form 10-Q for the three months ended September 30, 1996, for information about the Annual Meeting of Shareholders on October 16, 1996.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

     10.25 Executive Incentive Compensation Agreement with Paul D. Cottone dated as of October 24, 1996.*

     10.26 Severance and Separation Agreement with Paul D. Cottone dated as of October 24, 1996.*

     11.1 Primary earnings per share computation for the six months ended December 31, 1996 and 1995.

     11.2 Fully diluted earnings per share computation for the six months ended December 31, 1996 and 1995.

     11.3 Primary earnings per share computation for the quarters ended December 31, 1996 and 1995.

     11.4 Fully diluted earnings per share computation for the quarters ended December 31, 1996 and 1995.

     27       Financial Data Schedule.
___________________

    * Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated October 16, 1996, under Item 5 regarding name change from Mallinckrodt Group Inc. to Mallinckrodt Inc.

     - Report dated October 17, 1996, under Item 5 regarding increased quarterly dividend and the election of four directors at the Company's Annual Shareholders Meeting.

     -  Report dated October 24, 1996, under Item 5 regarding
        Molecular Biosystems, Inc. and Mallinckrodt Inc. joint announcement to file for PMA for next generation ultrasound imaging agent.

     - Report dated December 9, 1996, under Item 5 regarding approval to market GastroMARK in the U.S.

     - Report dated December 16, 1996, under Item 5 regarding expanded marketing rights for FS069, Molecular Biosystems, Inc.'s second generation ultrasound imaging agent.

     - Report dated February 6, 1997, under Item 5 regarding the divestiture of Tastemaker, the Company's flavors joint venture.



                           ***************


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Mallinckrodt Inc.
      -------------------------
              Registrant


By:    MICHAEL A. ROCCA                 By:    TERRY D. MEIER
   -------------------------               ---------------------
       Michael A. Rocca                       Terry D. Meier
   Senior Vice President and                  Vice President and
   Chief Financial Officer                    Controller

Date:   February 10, 1997