Form 10-Q
period 1997-03-31
MALLINCKRODT GROUP INC
filed 1997-05-19
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ______________________________

                                      FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                                      OR
        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

                   Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 73,371,989 shares excluding 13,744,300 treasury shares as of April 30, 1997.

PART I.  FINANCIAL INFORMATION

Item  1.   Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1996 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements. Certain reclassifications have been made to prior year financial statements in order to conform with fiscal 1997 presentation. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

                                 Quarter Ended       Nine Months Ended
                                  March 31,              March 31,
                               ------------------  ---------------------

                                1997      1996       1997       1996
                               --------  --------  ---------  ---------
Net sales                      $ 469.7   $ 460.3   $1,364.8   $1,263.6

Operating costs and expenses:
  Cost of goods sold             257.9     253.0      748.7      694.9
  Selling, administrative
   and general expenses          104.9     106.5      319.7      305.8
  Research and development
   expenses                       26.8      22.0       82.7       61.3
  Other operating income, net     (3.4)     (1.6)      (3.2)      (4.4)
                               --------  --------  ---------  ---------
Total operating costs and
 expenses                        386.2     379.9    1,147.9    1,057.6
                               --------  --------  ---------  ---------
Operating earnings                83.5      80.4      216.9      206.0
Interest income and other
 nonoperating income
 (expense), net                    4.6       (.7)      15.4       (1.6)
Interest expense                 (11.9)    (15.6)     (36.5)     (39.1)
                               --------  --------  ---------  ---------
Earnings from continuing
 operations before income
 taxes                            76.2      64.1      195.8      165.3
Income tax provision              26.6      23.7       70.5       61.7
                               --------  --------  ---------  ---------
Earnings from continuing
 operations                       49.6      40.4      125.3      103.6
Discontinued operations           (1.0)      8.0        2.2       41.3
                               --------  --------  ---------  ---------
Net earnings                      48.6      48.4      127.5      144.9
Preferred stock dividends          (.1)      (.1)       (.3)       (.3)
                               --------  --------  ---------  ---------
Available for common
 shareholders                  $  48.5   $  48.3   $  127.2   $  144.6
                               ========  ========  =========  =========


Earnings per common share:
  Continuing operations          $.66      $.53      $1.66      $1.35
  Discontinued operations        (.01)      .11        .03        .54
                              --------  --------  ---------  ---------
Net earnings                     $.65      $.64      $1.69      $1.89
                              ========  ========  =========  =========


(See Notes to Condensed Consolidated Financial Statements on pages 5, 6 and 7.)

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share and per share amounts)

                                           March  31,     June 30,
                                             1997          1996
                                          ----------    ----------
Assets
Current assets:
  Cash and cash equivalents                $  437.7      $  496.1
  Trade receivables, less allowances
   of $10.1 at March 31 and $9.7 at
   June 30                                    323.3         336.8
  Inventories                                 330.5         341.6
  Deferred income taxes                        42.0          38.6
  Other current assets                         51.0          39.4
                                           ---------    ----------
Total current assets                        1,184.5       1,252.5
Investments and long-term receivables,
  less allowances of $11.1 at March 31
  and $5.6 at June 30                         123.8          36.1
Property, plant and equipment, net            819.1         824.7
Intangible assets                             426.3         441.7
Net noncurrent assets of discontinued
  operations                                  362.3         532.3
Deferred income taxes                           1.3           1.1
                                           ---------    ----------
Total assets                               $2,917.3      $3,088.4
                                           =========    ==========



Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                          $   12.2       $ 109.4
  Accounts payable                            140.3         147.0
  Accrued liabilities                         279.0         263.3
  Income taxes payable                         90.7          38.5
  Net current liabilities of and loss
   relating to discontinued operations         36.7         335.0
  Deferred income taxes                          .2            .2
                                           ----------    ----------
Total current liabilities                     559.1         893.4
Long-term debt, less current maturities       550.3         558.0
Deferred income taxes                         256.9         129.4
Postretirement benefits                       161.9         154.0
Other noncurrent liabilities and
  deferred credits                            133.0         121.4
                                           ----------    ----------
Total liabilities                           1,661.2       1,856.2
                                           ----------    ----------
Shareholders' equity:
  4 Percent cumulative preferred stock         11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares as of March 31 and June 30           87.1          87.1
  Capital in excess of par value              299.9         283.5
  Reinvested earnings                       1,242.1       1,150.7
  Foreign currency translation                (37.6)        (15.3)
  Treasury stock, at cost                    (346.4)       (284.8)
                                           ----------    ----------
Total shareholders' equity                  1,256.1       1,232.2
                                           ----------    ----------
Total liabilities and shareholders'
 equity                                    $2,917.3      $3,088.4
                                           ==========    ==========


(See Notes to Condensed Consolidated Financial Statements on pages 5, 6 and 7.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                     Nine Months Ended
                                                          March 31,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
Cash Flows - Operating Activities
Net earnings                                      $ 127.5     $ 144.9
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                     117.5       107.2
  Postretirement benefits                             8.3         8.4
  Undistributed equity in earnings of joint
   venture                                          (17.0)      (16.1)
  Deferred income taxes                             128.0        20.4
  Gains on disposals of assets                     (162.0)      (53.4)
                                                  --------    --------
                                                    202.3       211.4
Changes in operating assets and liabilities:
  Trade receivables                                 (13.4)      (39.3)
  Inventories                                          .3       (63.8)
  Other current assets                              (15.7)       (3.3)
  Accounts payable, accrued liabilities
    and income taxes payable, net                    11.8        (1.0)
  Net current liabilities of discontinued
    operations                                        1.3        19.7
  Other noncurrent liabilities and deferred
    credits                                           6.2        44.3
  Other, net                                         21.8        (8.1)
                                                 --------    --------
Net cash provided by operating activities           214.6       159.9
                                                 --------    --------


Cash Flows - Investing Activities
Capital expenditures                                (87.6)     (124.4)
Acquisition spending                                (16.9)     (152.9)
Proceeds from asset disposals                        35.0       118.9
Other, net                                           (3.7)       25.9
                                                  --------    --------
Net cash used by investing activities               (73.2)     (132.5)
                                                  --------    --------

Cash Flows - Financing Activities
Increase (decrease) in short-term debt              (87.5)       46.1
Proceeds from long-term debt                          2.0       199.6
Payments on long-term debt                          (11.0)     (107.1)
Issuance of Mallinckrodt common stock                30.1        24.1
Acquisition of treasury stock                       (97.3)     (130.5)
Dividends paid                                      (36.1)      (34.1)
                                                  --------    --------
Net cash used by financing activities              (199.8)       (1.9)
                                                  --------    --------
Increase (decrease) in cash and cash equivalents    (58.4)       25.5
Cash and cash equivalents at beginning of period    496.1        60.9
                                                  --------    --------

Cash and cash equivalents at end of period        $ 437.7     $  86.4
                                                  ========    ========


(See Notes to Condensed Consolidated Financial Statements on pages 5, 6 and 7.)


CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY
(In millions, except per share amounts)



                                                  1997         1996
                                                ---------     --------

4 Percent cumulative preferred stock:
  Balance at June 30 and  March 31              $   11.0     $   11.0


Common stock:
  Balance at June 30 and March 31                   87.1         87.1

Capital in excess of par value:
  Balance at June 30                               283.5        274.1
  Issuance of stock related to an acquisition       10.0
  Stock options exercised                            6.4          6.6
                                                ---------     --------
  Balance at March 31                              299.9        280.7
                                                ---------     --------

Reinvested earnings:
  Balance at June 30                             1,150.7        984.5
  Net earnings                                     127.5        144.9
  Dividends:
   4 Percent cumulative preferred stock
    ($3.00 per share)                                (.3)         (.3)
   Common stock ($.485 per share in 1997
    and $.45 per share in 1996)                    (35.8)       (33.8)
                                                ---------    ---------
  Balance at March 31                            1,242.1      1,095.3
                                                ---------    ---------

Foreign currency translation:
  Balance at June 30                               (15.3)        (9.3)
  Translation adjustment                           (22.3)       (11.7)
                                                ---------    ---------
  Balance at March 31                              (37.6)       (21.0)
                                                ---------    ---------

Treasury stock:
  Balance at June 30                              (284.8)      (175.9)
  Purchase of common stock                         (97.3)      (130.5)
  Stock options exercised                           23.7         17.5
  Issuance of stock related to an acquisition       12.0
                                                ---------    ---------
  Balance at March 31                             (346.4)      (288.9)
                                                ---------    ---------

Total shareholders' equity                      $1,256.1     $1,164.2
                                                =========    =========



(See Notes to Condensed Consolidated Financial Statements on pages 5, 6 and 7.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50% interest in Tastemaker, which was the flavors joint venture with Hercules Incorporated. The intended divestiture was announced on February 5, 1997, and the operating results of Fries & Fries, Inc. were reclassified to discontinued operations in conjunction with the Company's Form 10-Q for the quarterly period ended December 31, 1996. The Company recorded a gain on divestiture of $429.5 million less applicable income taxes of $158.9 million, which are included in discontinued operations. In addition, Fries & Fries, Inc.'s net after tax earnings of $.5 million and net after tax loss of $.3 million for the quarter and nine months ended March 31, 1997, respectively, and net after tax earnings of $5.1 million and $13.3 million for the quarter and nine months ended March 31, 1996, respectively, have been reclassified as discontinued operations. The disposition included the assumption of $510 million of debt of Fries & Fries, Inc. by the buyer. Interest expense related to the assumed debt, net of tax, of $4.8 million and $14.3 million for the quarter and nine months ended March 31, 1997, respectively, is included in the above Fries & Fries, Inc. net after tax results reclassified as discontinued operations.

    On May 15, 1997, the Company's Board of Directors approved the divestiture of the animal health segment for cash plus the assumption of certain liabilities, consistent with the Company's previously announced plan to pursue the divestiture of the animal health segment. The Company recorded as of March 31, 1997 an estimated loss on divestiture of $268.3 million plus applicable income taxes of $7.0 million, which are included in discontinued operations. The Company will retain various parcels of idle real property, and efforts are underway to divest these assets. In addition, environmental liabilities and certain liabilities for employee benefits, including postretirement benefits, will be retained by the Company. The animal health segment net after tax earnings of $3.9 million and $9.2 million for the quarter and nine months ended March 31, 1997, respectively, and net after tax earnings of $5.2 million and $7.7 million for the quarter and nine months ended March 31, 1996, respectively, have also been reclassified as discontinued operations. The divestiture is expected to be completed by July 31, 1997.

    Included in discontinued operations is a loss of $1.2 million, net of taxes, and earnings of $4.3 million, net of taxes, from the divested feed ingredients business for the quarter and nine months ended March 31, 1996, respectively. Other principal factors affecting discontinued operations for the nine months ended March 31, 1996, were an after tax gain of $34.2 million on the disposition of the feed ingredients business and an after tax provision for additional environmental costs of $15.6 million.

    The following schedule summarizes the components, net of tax, of discontinued operations presented on the Condensed Consolidated Statement of Operations.
    (In millions)

                                    Quarter Ended       Nine Months Ended
                                       March 31,              March 31,
                                 -------------------   -------------------
                                   1997       1996       1997       1996
                                 --------    --------  --------    -------
Fries & Fries, Inc.
  Gain on divestiture            $ 270.6               $ 270.6
  Earnings (loss) from
   operations                         .5     $ 5.1         (.3)    $ 13.3
Animal health segment
  Estimated loss on divestiture   (275.3)               (275.3)
  Earnings from operations           3.9       5.2         9.2        7.7
Feed ingredients business
  Gain on divestiture                          (.2)                  34.2
  Earnings (loss) from operations             (1.2)                   4.3
Environmental costs                                                 (15.6)
Other                                (.7)      (.9)       (2.0)      (2.6)
                                 --------    --------  --------    -------
Discontinued operations          $  (1.0)    $ 8.0     $   2.2     $ 41.3
                                 ========    ========  ========    =======


2. Included in earnings from continuing operations for the nine months ended March 31, 1997, is a one-time research and development expense of $6.0 million, $3.8 million after taxes or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology.

3. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. The Company's effective tax rate for the first nine months was 36.0 percent, compared to last year's 37.3 percent. This decrease reflects an earnings mix toward lower statutory tax rate jurisdictions and the utilization of certain foreign net operating losses.

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

5. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding (75,416,391 and 76,670,336 for the nine months ended March 31, 1997 and 1996, and 75,178,523 and 75,525,393 for the quarters ended March 31, 1997 and 1996, respectively).

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share on net earnings for the quarter and nine months ended March 31, 1997 of 1 cent and 3 cents per share, respectively, and an increase of 1 cent and 3 cents in primary earnings per share on net earnings for the quarter and nine months ended March 31, 1996, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

6.  The components of inventory included the following as of March
    31, 1997:
    (In millions)
    Raw materials and supplies        $115.3
    Work in process                     62.9
    Finished goods                     152.3
                                      ------
                                      $330.5
                                      ======


7.  As of March 31, 1997, the Company has authorized and issued
    100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:

                                             March 31,     June 30,
                                               1997          1996
                                            ----------    ----------
    Common stock                            13,609,945    12,835,721
    4 Percent cumulative preferred stock         1,670         1,670

8.  At March 31, 1997, common shares
    reserved were:

    Exercise of common stock purchase rights              82,417,733
    Exercise of stock options and granting
      of stock awards                                      8,911,349
                                                           ---------
    Total                                                 91,329,082
                                                          ==========



9.  Supplemental cash flow information for the nine months ended
    March 31 included:
    (In millions)

<CAPTIONS>

                                                          1997      1996
                                                         ------    ------
    Interest paid                                         $60.1     $35.6
    Income taxes paid                                     $47.2     $54.6
    Non-cash investing and financing activities:
     Issuance of stock related to an acquisition          $22.0
     Assumption of liabilities related to acquisitions     $3.2     $21.7
     Preferred stock received related to a divestiture    $88.9
     Principal amount of debt assumed by buyer
      related to a divestiture                           $510.0


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations

General
-------
Earnings from continuing operations for the third quarter ended March 31, 1997 were $49.6 million, or 66 cents per share. This represents a 25 percent increase in per share earnings from continuing operations compared with $40.4 million, or 53 cents per share, during the same period a year ago. Net sales for the quarter were up 2 percent to $469.7 million, compared to $460.3 million a year earlier. Net earnings for the third quarter were $48.6 million, or 65 cents per share, compared with $48.4 million, or 64 cents per share, during the same period a year ago. On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50% interest in Tastemaker, which was the flavors joint venture with Hercules Incorporated. The disposition of Fries & Fries, Inc. resulted in an after tax gain of $270.6 million included in discontinued operations. Results for Fries & Fries, Inc. have been reclassified as a discontinued operation and, accordingly, prior year results have been reclassified. On May 15, 1997, the Company's Board of Directors approved the divestiture of the animal health segment for cash plus the assumption of certain liabilities. The Company recorded an estimated after tax loss on divestiture of $275.3 million included in discontinued operations. The divestiture is expected to be completed by July 31, 1997. Net sales for the animal health segment were $108.3 million and $112.4 million for the quarters ended March 31, 1997 and March 31, 1996, respectively. Results for the animal health segment have been reclassified as a discontinued operation and, accordingly, prior year results have been reclassified. The divestitures of Fries & Fries, Inc. and the animal health segment complete the two divestiture initiatives discussed in the Form 10-K for the fiscal year ended June 30, 1996.

For the nine months, earnings from continuing operations were $125.3 million, or $1.66 per share, compared to $103.6 million, or $1.35 per share during the same period a year ago. Current year results reflect a one-time research and development expense of $6.0 million, $3.8 million after taxes, or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology. Net sales for the nine months were up 8 percent to $1.4 billion, compared to $1.3 billion a year ago. Net earnings for the nine months were $127.5 million or $1.69 per share, compared with $144.9 million or $1.89 per share for the same prior year period. Current year net earnings include the previously discussed after tax gain of $270.6 million on the disposition of Fries & Fries, Inc. and the after tax loss of $275.3 million on the planned disposition of the animal health segment. Net sales for the animal health segment were $325.8 million and $329.4 million for the nine months ended March 31, 1997 and March 31, 1996, respectively. Prior year net earnings included a $34.2 million discontinued operations after tax gain resulting from the disposition of the feed ingredients business in the second quarter, partially offset by a second quarter $15.6 million after tax adjustment of provisions for environmental costs related to discontinued operations. Also included in prior year net earnings are earnings from the divested feed ingredients business of $4.3 million, net of taxes.
___________________________________
(1) The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. Certain statements contained herein are forward-looking, particularly the statements appearing under Part I. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1, "Legal Proceedings."

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

A comparison of sales and operating earnings follows:
(In millions)
                           Quarter Ended        Nine Months Ended
                              March 31,              March 31,
                        -------------------     -----------------
                           1997      1996        1997      1996
                          ------    ------      ------    ------
Sales
-----
  Human healthcare       $ 387.2   $ 374.3     $1,121.3   $1,022.3
  Specialty chemicals       82.6      86.1        243.7      241.5
  Intersegment sales         (.1)      (.1)         (.2)       (.2)
                         --------  -------     ---------  ---------
                         $ 469.7   $ 460.3     $1,364.8   $1,263.6
                         ========  =======     =========  =========


Operating Earnings
------------------
  Human healthcare       $  80.6   $  81.6     $  216.4   $  212.0
  Specialty chemicals        8.4       7.4         19.9       17.5
  Corporate                 (5.5)     (8.6)       (19.4)     (23.2)
  Eliminations                                                 (.3)
                         --------  --------    ---------  ---------
                         $  83.5   $  80.4     $  216.9   $  206.0
                         ========  ========    =========  =========


Business Segments
-----------------
Human Healthcare
Net Sales                      Quarter Ended            Nine Months Ended
(In millions)                    March 31,                   March 31,
                           -------------------          ------------------
                              1997       1996           1997       1996
                             ------     ------        --------    --------

Imaging agents               $190.1     $183.5        $  589.9    $  511.1
Critical care products         78.2       86.7           235.0       242.8
Pharmaceutical specialties    118.9      104.1           296.4       268.4
                             ------     ------        --------    --------
                             $387.2     $374.3        $1,121.3    $1,022.3
                             ======     ======        ========    ========


Human healthcare's operating earnings for the current quarter were 1 percent below the prior year's third quarter at $80.6 million. Operating earnings for the nine months were $216.4 million, or 2 percent greater than the corresponding prior year results. Net sales increased 3 percent and 10 percent compared to the corresponding prior year quarter and nine months, respectively.

Imaging agent sales increased 4 percent and 15 percent above the quarter and first nine months of the prior year, respectively. Iodinated contrast media market share increases in the U.S. and the acquisition of Liebel-Flarsheim in January 1996 were the major sales growth contributors. The increased sales volume was partially offset by lower contrast media selling prices.

Critical care products experienced increased demand for anesthesiology products, respiratory therapy products and HemoCue blood hemoglobin and glucose analysis systems in both the three month and nine month periods of the current year as compared with the corresponding periods in the prior year. These sales gains were more than offset by lower prices of existing products and lost revenue associated with the blood gas and electrolyte business which was sold as of September 30, 1996.

Sales of pharmaceutical specialties grew 14 percent and 10 percent compared to the three month and nine month periods of the prior year, respectively. The sales growth, which occurred in the narcotics and peptides product lines, was principally the result of volume increases.

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


Specialty Chemicals
Net Sales                  Quarter Ended        Nine Months Ended
(In millions)                 March 31,              March 31,
                        -------------------     ------------------
                         1997        1996        1997       1996
                        -------     -------     -------    -------
                        $ 82.6      $ 86.1      $243.7     $241.5
                        =======     =======     =======    =======


Specialty chemicals' operating earnings were $8.4 million and $19.9 million for the third quarter and nine months ended March 31, 1997, respectively, representing increases of 14 percent over the same prior year periods. Compared with corresponding prior year periods, sales were relatively flat for the third quarter and the first nine months. The third quarter and nine month period revenues were negatively impacted by lower volume of laboratory chemicals, while the nine month period benefited from increased plastic additive sales in the first half of the year.

Corporate Matters
-----------------
Corporate expense was $5.5 million and $19.4 million for the third quarter and nine months, respectively, representing a 36 percent and 16 percent decrease from the same prior year periods. The Company's effective tax rate for the nine months was 36.0 percent, compared to last year's 37.3 percent. This rate decrease reflects an earnings mix toward lower statutory rate jurisdictions and the utilization of certain foreign net operating losses.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses and fund new opportunities. Since June 30, 1996, cash and cash equivalents decreased $58.4 million. Operations provided $214.6 million of cash, while acquisition and capital spending totaled $104.5 million. The Company received $35.0 million in proceeds from asset disposals, primarily from the blood gas and electrolyte business. The Company's current ratio at March 31, 1997, was 2.1:1. Debt as a percentage of invested capital was 31 percent.

The Company's Board of Directors previously authorized repurchase of a total of 42 million shares of its common stock. Thirty-five million shares have been repurchased under this authorization, 2.3 million during the nine months ended March 31, 1997.

In September 1995 and November 1995, the Company issued $100 million of 6.75 percent notes due September 15, 2005, and $100 million of 6.5 percent notes due November 15, 2007, respectively, from the $250 million shelf registration statement filed in February of 1995. As of March 31, 1997, $50 million of securities under this shelf and $50 million of securities under a shelf registration statement filed with the SEC in 1992 remain unissued.

The Company has a $550 million private-placement commercial paper program. This program is backed by $550 million of U.S. lines of credit, available until May 2001. At March 31, 1997, no amounts were outstanding under the commercial paper program or the credit agreement. Non-U.S. lines of credit totaling $181.7 million were also available and borrowings under these lines amounted to $14.1 million at March 31, 1997. The non-U.S. lines are cancelable at any time.

Fries & Fries, Inc., a wholly-owned subsidiary which was disposed of on March 31, 1997, had a $600 million committed line of credit available until May 1997, which was guaranteed by the Company. Borrowings under the credit agreement were $510 million on March 31, 1997. The borrowing was assumed by the buyer of Fries & Fries, Inc. and therefore the Company has been released from all liabilities and obligations with respect to the line of credit and related borrowings.

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

Previously Reported Matters
---------------------------

The following is a discussion of material developments in proceedings previously reported in the Company's Form 10-K for its fiscal year ended June 30, 1996, as amended by the Company's reports on Form 10-Q for its fiscal quarters ended September 30, 1996 and December 31, 1996:

Auburn Hills, MI -- As previously reported, the Company filed a third-party complaint against approximately 110 parties that sent drums to this former drum reconditioning facility located in Auburn Hills, Michigan, seeking contribution for damages that might be assessed against the Company. The court held a status conference in February 1997. The parties agreed to determine if settlement is possible. The court has scheduled another status conference for June 1997. The Company has submitted a remedial action plan to the State of Michigan for this site and is meeting with the State to address comments.

St. Louis, MO/CT Decommissioning -- The Company is developing a
Decommissioning and Decontamination Plan to submit to the Nuclear
Regulatory Commission for this site. This plan will propose the Company's remedial plan for the site.

Springville, Utah-- The Company and Ensign-Bickford Industries, Inc.
(EBI) have entered into an interim allocation agreement with two additional parties to address funding remedial activities at this site. As previously reported, a resident with property bordering the site filed suit against EBI for nuisance and trespass for contamination that allegedly migrated onto the resident's property. The Company has now also been sued by this plaintiff. The Company and EBI have also been sued by certain other residents near the plant alleging injuries and property damage which they claim to have suffered as a result of contamination of their drinking water by chemicals emanating from the plant. Various pretrial motions are pending in both of these cases.

Pierce County, Washington -- As previously reported, the Company and Olin Corporation were named "potentially responsible parties" for this site by the Washington Department of Ecology. The Company, Olin and the Department of Ecology have entered into an Agreed Order that will govern remedial activities at the site. The Department of Ecology has issued the Agreed Order for public comment.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

                                           Incorporated   Filed with
                                              Herein      Electronic
Exhibit             Description          by Reference to  Submission
------- -------------------------------  ---------------  -----------

2.1       Agreement dated February 4,1997  Exhibit 2.1 to
          among Mallinckrodt, Hercules     Form 8-K, dated
          Incorporated, Roche Holdings,    March 31, 1997
          Inc.and Givaudan-Roure
          (International) SA.

2.2       First Amendment to Agreement     Exhibit 2.2 to
          dated March 28, 1997 among       Form 8-K, dated
          Mallinckrodt, Hercules           March 31, 1997
          Incorporated, Roche Holdings,
          Inc. and Givaudan-Roure
          (International) SA.

2.3       Contribution Agreement dated     Exhibit 2.3 to
          February 4, 1997 among           Form 8-K, dated
          Mallinckrodt, Roche Holdings,    March 31, 1997
          Inc. and Givaudan-Roure
          (United States) Inc.

10.17(f)  Amendment dated February 20,                         X
          1997 to Consulting Agreement
          with Ronald G.Evens,  M.D.,
          extending Agreement through
          December 31, 1997.*

10.18-A   Amendment No. 1 to Credit                            X
          Agreement, dated as of January
          24, 1997 among Mallinckrodt,
          the Banks listed therein,
          Morgan Guaranty Trust Company
          of New York, as Administrative
          Agent and Citibank, N.A., as
          Documentation Agent.

10.19-A   Amendment No. 1 to Credit                            X
          Agreement, dated as of January
          24, 1997 among Fries & Fries,
          Inc. as Borrower, Mallinckrodt
          as Guarantor, the Banks listed
          therein, Morgan Guaranty Trust
          Company of New York, as
          Administrative Agent and
          Citibank, N.A., as Documentation
          Agent.

10.19-B   Consent and Waiver dated as of                       X
          March 21, 1997, to the Credit
          Agreement dated as of May 22,
          1996, among Fries & Fries, Inc.
          as Borrower, Mallinckrodt as
          Guarantor, the Banks listed
          therein, Morgan Guaranty Trust
          Company of New York, as
          Administrative Agent, and
          Citibank, N.A. as Documentation
          Agent.

10.27(a)  Credit Agreement dated as of                         X
          January 24, 1997, among
          Tastemaker as Borrower, Fries &
          Fries, Inc. and Mallinckrodt as
          Guarantors, the Banks listed
          therein, Morgan Guaranty Trust
          Company of New York, as
          Administrative Agent, and
          Citibank, N.A. as Documentation
          Agent.

10.27(b)  Agreement dated as of March 21,                      X
          1997, comprising, inter alia,
          an Amendment and Waiver to the
          Credit Agreement dated as of
          January 24, 1997 among
          Tastemaker as Borrower, Fries &
          Fries, Inc. and Mallinckrodt
          as Guarantors, the Banks listed
          therein, Morgan Guaranty Trust
          Company of New York as
          Administrative Agent, and
          Citibank, N.A. as Documentation
          Agent.

11.1      Primary earnings per share                           X
          computation for the nine months
          ended March 31, 1997 and 1996.

11.2      Fully diluted earnings per share                     X
          computation for the nine months
          ended March 31, 1997 and 1996.

11.3      Primary earnings per share                           X
          computation for the quarters
          ended March 31, 1997 and 1996.

11.4      Fully diluted earnings per share                     X
          computation for the quarters
          ended March 31, 1997 and 1996.

27        Financial Data Schedule.                             X
-------------------------
* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated February 6, 1997, under Item 5 regarding divestiture of Tastemaker, the Company's flavors joint venture.

     -  Report dated February 12, 1997, under Item 5 regarding
        Mallinckrodt to supply radiopharmaceuticals to Premier, Inc.

     - Report dated February 25, 1997, under Item 5 regarding FDA Advisory Panel's recommendation of clearance of Albunex ultrasound imaging agent for use in diagnosing fallopian tube patency.

     -  Report dated March 6, 1997, under Item 5 regarding
        Mallinckrodt and Molecular Biosystems, Inc. filing for marketing clearance of ultrasound imaging agent, FS069, in European union.

     -  Report dated March 24, 1997, under Item 5 regarding
        Mallinckrodt adding three more supply agreements to its relationship with Premier, Inc.

     - Report dated March 31, 1997, under Item 5 regarding marketing authorization application acceptance for ultrasound imaging agent, FS069, in the European union.

     - Report dated March 31, 1997, under Item 2 regarding divestiture of Fries & Fries, Inc. and its interest in Tastemaker.

     -  Report dated April 23, 1997,  under Item 5 regarding
        Mallinckrodt believes ultrasound imaging agent FS069 meets the requirement for FDA review as a medical device.


                            ***************



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Mallinckrodt Inc.
------------------------
   Registrant


By: MICHAEL A. ROCCA                 By:     TERRY D. MEIER
   --------------------------           --------------------------
    Michael A. Rocca                         Terry D. Meier
    Senior Vice President and                Vice President and
    Chief Financial Officer                  Controller


Date:  May 19, 1997