Form 10-K
period 1997-06-30
MALLINCKRODT INC /MO
filed 1997-09-24
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                  FORM 10-K

        x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended June 30, 1997
       ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from     to
                       Commission file number 1-483
                         ------------------------------
                             MALLINCKRODT INC.
         (Exact name of Registrant as specified in its charter)
             New York                                36-1263901
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

 7733 Forsyth Boulevard
   St. Louis, Missouri                                    63105-1820
   (Address of principal                                  (Zip Code)
    executive offices)
   Registrant's telephone number, including area code: 314-854-5200
                         ------------------------------
      Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
        Title of each class                  on which registered
        -------------------                 ---------------------
   4% Cumulative Preferred Stock,
    par value $100 per share                New York Stock Exchange
   Common Stock, par value $1 per share     New York Stock Exchange
                                             Chicago Stock Exchange
                                             Pacific Stock Exchange
   9.875% Debentures due March 15, 2011     New York Stock Exchange
   7% Debentures due December 15, 2013      New York Stock Exchange
   6.75% Notes due September 15, 2005       New York Stock Exchange
   6.5% Notes due November 15, 2007         New York Stock Exchange
   6% Notes due October 15, 2003            New York Stock Exchange
    Securities registered pursuant to Section 12(g) of the Act: None
                         ------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                   ----

                       ------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,639,222,814 as of August 29, 1997. Market value is based on the August 29, 1997, closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 72,372,134 shares as of August 29, 1997.

Documents Incorporated By Reference: Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from pages 1 through 4, and 9 through 11; pages 5 and 6, 9 and 10, and 21 through 30; pages 7 and 8; and pages 6, 9 and 10, respectively, of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 1997.

1997 FORM 10-K CONTENTS

Item                                                            Page
----                                                            ----
Part I:
       1. Business..............................................  1
          Introduction..........................................  1
          General Factors Related to Business Segments..........  2
          International Operations..............................  2
          Healthcare............................................. 3
          Specialty Chemicals...................................  8
          Other Actions - Discontinued Operations...............  9
          Subsequent Event......................................  9
          Other Activities......................................  9
       2. Properties............................................ 11
       3. Legal Proceedings..................................... 11
       4. Submission of Matters to a Vote of Security Holders... 14
          Executive Officers of the Registrant.................. 15

Part II:
       5. Market for the Registrant's Common Stock and Related
           Stockholder Matters.................................. 17
       6. Selected Financial Data............................... 18
       7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................. 19
       8. Financial Statements and Supplementary Data........... 24
       9. Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.................. 50

Part III:
      10. Directors and Executive Officers of the
           Registrant........................................... 50
      11. Executive Compensation................................ 50
      12. Security Ownership of Certain Beneficial Owners
           and Management....................................... 50
      13. Certain Relationships and Related Transactions........ 50

Part IV:
      14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.......................................... 50

Signatures...................................................... 59

PART I.

ITEM 1. BUSINESS

INTRODUCTION

Company Profile
---------------

Mallinckrodt Inc. (Mallinckrodt, the Company, or the Corporation) is a global company serving specialty markets in healthcare and chemicals.

The Company was incorporated in New York in 1909 under the name International Agricultural Corporation. The corporate headquarters is located at 7733 Forsyth Boulevard, St. Louis, Missouri 63105, and the telephone number is (314) 854-5200. Current plans call for the corporate headquarters to be relocated to owned facilities at 675 McDonnell Boulevard, St. Louis, Missouri 63134 by the end of November 1997.

Transition of the Company
-------------------------

During the past several years, many significant steps have been taken to transform the composition of the Company. During the past 3 years the transition has involved the following:

     - In June 1994, the Company recorded a restructuring charge of $46 million after taxes to reengineer Mallinckrodt Medical in order to enhance responsiveness to healthcare customer needs, and compete more effectively in a market that was changing as a result of healthcare reform.

     - In December 1995, the Company announced a Strategic Change Initiative which eliminated the management and administrative structures of the three former operating companies:
       Mallinckrodt Chemical, Inc., Mallinckrodt Medical, Inc. and Mallinckrodt Veterinary, Inc. Those businesses are now managed through divisions with global responsibility under a corporate chief operating officer.

     - On October 16, 1996, the shareholders approved changing the Company's name from Mallinckrodt Group Inc. to Mallinckrodt Inc.

     - On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture with Hercules Incorporated. The transaction generated a net value to the Company of $550 million.

     - On June 30, 1997, the Company disposed of the animal health segment for $405 million cash. The Company retained certain liabilities, as well as various parcels of idle real property, and efforts are underway to divest these assets.

     - On July 23, 1997, the Company announced the execution of a definitive agreement to purchase for cash all outstanding shares of Nellcor Puritan Bennett Incorporated (Nellcor) common stock for $28.50 per share. The acquisition was completed on August 28, 1997 and the aggregate purchase price of the common stock is $1.9 billion.

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on pages 19-23, and Notes 1 and 21 of the Notes to Consolidated Financial
Statements.

---------------------
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this annual report to stockholders are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

General Points
--------------

In this report:

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company," the "Corporation" or "Mallinckrodt," unless otherwise indicated by the context. The Company has two business segments:
healthcare and specialty chemicals.

The term "operating earnings" of a business segment represents that business segment's revenues, including sales to the other
Mallinckrodt business segment, less all operating expenses.
Intersegment sales are not material to the business segments and are eliminated in reported consolidated results of Mallinckrodt.
Operating expenses of a business segment do not include interest expense, corporate income or expense, and taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.

Registered trademarks are indicated by an asterisk (*).

GENERAL FACTORS RELATED TO BUSINESS SEGMENTS

In general, Mallinckrodt's business segments, including related working capital requirements, are not materially affected by seasonal factors.

Mallinckrodt's business segments do not extend long-term credit to customers. The Company believes this credit policy as well as its working capital requirements are not materially different from the credit policies and working capital requirements of its competitors.

Competition with manufacturers and suppliers in Mallinckrodt's business segments involves price, service, quality and technological innovation. Competition is strong in all markets served.

Financial information about industry segments is in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data on page 27. Financial information about foreign and domestic operations and export sales is included in Note 17 of the Notes to Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world, and is subject to certain opportunities and risks, including currency fluctuations and government actions. Mallinckrodt generates a significant portion of its operating earnings and cash flows outside the United States and is positioned to benefit naturally from its use of approximately 19 currencies, as currency fluctuations are often offsetting.

Operations in each country are monitored so the Company can quickly respond to changing economic and political environments as well as changes in foreign currency exchange rates and interest rates. The Company uses certain derivative financial instruments, principally purchased options, forward contracts and currency swaps, to manage its exposure to fluctuations in foreign exchange and interest rate risk. The Company uses the derivatives over a rolling 18- to 24-month coverage period with an objective of limiting negative rate effects on overall performance for both budget and prior year comparisons. The Company seeks to have effective coverage levels of 50 to 80 percent of currency exposures that subject the Company to risk. The hedges are designed to satisfy the requirements for deferral accounting treatment at inception. Gains and losses in the hedges are expected to be systematically monetized with concurrent reinvestment to replace monetized hedges and maintain overall hedging coverage targets. Additionally, various operational initiatives are employed to help manage business risks. The net impact of foreign exchange activities on earnings was immaterial for 1997, 1996 and 1995, including conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures. The foreign currency translation loss included in shareholders' equity, and resulting from the translation of the financial statements of most of the Company's international affiliates into U.S. dollars, increased by $44 million in 1997 due to the strengthening of the U.S. dollar against the functional currency of many of the Company's international affiliates.

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

Mallinckrodt sales outside the U.S. represented approximately 28 percent of consolidated net sales during the three-year period ended June 30, 1997. Products are manufactured and marketed through a variety of subsidiaries and affiliates around the world. See discussions of individual business segments included below; under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Note 17 of the Notes to Consolidated Financial Statements for additional information.

HEALTHCARE

Healthcare sales were:
                                       Years ended June 30,
                                    --------------------------
                                     1997      1996      1995
                                    -------   -------   ------
                                           (in millions)
Net sales
 Imaging agents..................   $  801    $ 716     $ 688
 Critical care products..........      321      338       324
 Pharmaceutical specialties......      404      368       325
                                    -------   -------   -------
                                    $1,526    $1,422    $1,337
                                    =======   =======   =======

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

The healthcare industry is experiencing a period of extensive change. All markets served by the Company are highly competitive in the United States and overseas. Legislative bodies, in all likelihood, will continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical products, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors.
In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare companies to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on healthcare product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other healthcare products. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. These organizations are continuing to consolidate and grow, which may increase the ability of the organizations to influence the practices and pricing involved in the purchase of medical products, including those products sold by the Company. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations.

On July 1, 1996, Mallinckrodt began supplying Premier, Inc. (Premier), the largest healthcare alliance in the U.S., with x-ray contrast media under a five-year contract, an agreement believed to be the largest contract ever written for contrast media products. Subsequently, Mallinckrodt entered into sole-source agreements to supply Premier member hospitals with tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner, extending all supply agreements to seven years. As a corporate partner, Mallinckrodt's products will be used preferentially by Premier's 1,650 member hospitals.

Healthcare provides advanced, innovative products for radiology, cardiology, nuclear medicine, anesthesiology, critical care and therapeutic pharmaceuticals. Principal products of this industry segment are contrast media for various imaging modalities, radiopharmaceuticals for medical diagnostic procedures, disposable medical devices, drug chemicals, high-purity process chemicals and peptides.

With the acquisition of Nellcor in August 1997, Mallinckrodt is a more significant supplier to healthcare providers. Customers will benefit from the combined companies' expanded product lines and strengthened position as a full service, single source for hospitals and national and regional purchasing organizations.

During 1994, Mallinckrodt conducted studies to develop strategies to effectively respond to healthcare customer needs and compete in a market that is changing rapidly as the result of healthcare reform. As a result of these efforts, in the fourth quarter of 1994 Mallinckrodt recorded a charge of $74 million, $46 million after taxes, related to implementing organization and process changes. The key components of the charge included the reorganization of the medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales related functions and management processes; and manufacturing rationalization.

The process of reorganizing the U.S. sales force addressed new alliances being created on a market-by-market basis and the changing dynamics of existing customers' decision-making processes. Sales organizations for imaging agents and critical care products were consolidated into one team to increase responsiveness to the customer. The consolidation also created 10 geographic regions to improve planning and strategy development on a local basis. Emphasis continues to be placed on contact with the clinical community within its customer base; however, the sales structure provides a single point of contact with each purchasing entity, providing quicker, more efficient and more effective customer service.

Pretax cash expenditures for this restructuring approximate the original estimate of $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. The $9 million noncash pretax portion of the charge primarily related to manufacturing rationalization. Approximately $58 million of the cash expenditures were incurred through June 30, 1997. The majority of the remaining cash expenditures will occur in 1998 with the largest single category related to severance for previously terminated employees. Restructuring actions are complete at June 30, 1997 and no material adjustments to the original reserve have been required.

Imaging Agents
--------------

Imaging agents include the manufacture, sale and distribution of products used in radiology, cardiology and nuclear medicine.

Radiology products include iodinated contrast media (ionic and nonionic), ultrasound contrast agents, magnetic resonance imaging agents, and catheters for use in studies of the brain, abdominal organs, renal system, peripheral vascular system and other areas of the body to aid in diagnosis and therapy. Pursuant to the restructuring discussed above, these products are marketed in the U.S. principally by a geographically organized sales force. Internationally, these products are marketed through direct sales forces and distributors.

Since its introduction in the U.S. eight years ago, Optiray*, a low osmolar, nonionic medium, has been widely accepted in both radiology and cardiology procedures. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the Company opened a new production facility in Dublin, Ireland during 1994 for the manufacture of Optiray* in its bulk drug form. In addition, capacity expansion projects at Mallinckrodt's existing plant in St. Louis, Missouri were completed in 1994 and again in June of 1997. In June 1990, Mallinckrodt introduced Ultraject*, a patented innovation in contrast media agent administration. This prefilled syringe provides a more efficient, convenient and safer method of delivering contrast agents.
Ultraject* allows Mallinckrodt to differentiate its contrast media offering by providing advantages over traditional glass bottles and vials because it reduces handling hazards and the potential for dosage error. In January 1996, Mallinckrodt acquired Liebel-Flarsheim Company of Cincinnati, Ohio to enhance its position in the contrast imaging arena. Liebel-Flarsheim's products include contrast media power injectors for angiography and CT, X-ray components, and specialized equipment for diagnostic urology procedures.

In September 1996, Mallinckrodt signed a collaboration agreement with Epix Medical Inc., formerly known as METASYN, Inc., to co-develop a blood pool MRI agent. Mallinckrodt has worldwide manufacturing rights for the products developed and has selling and marketing rights to them for all countries, except Japan. In April 1997, Mallinckrodt introduced GastroMARK*, an oral GI bowel marker used in magnetic resonance imaging procedures. This product was licensed from Advanced Magnetics, Inc. of Cambridge, Massachusetts and is distributed exclusively by Mallinckrodt in the U.S., Canada, Mexico, Japan, Australia and New Zealand.

The cardiology business is directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the heart and the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, ultrasound contrast agents and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales organization within Mallinckrodt's geographically organized sales force.

During 1989, Mallinckrodt acquired an equity position of less than two percent of the then outstanding common shares of Molecular Biosystems, Inc. (MBI) of San Diego, California, and obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was unanimously recommended for approval by a Devices and Radiology Advisory Panel of the FDA in July 1992. MBI received an approvable letter for Albunex* from the FDA in April 1994. Final approval was received early in August 1994 with Mallinckrodt's launch of the product occurring in the second quarter of 1995. On September 7, 1995, Mallinckrodt entered into a new distribution and investment agreement for Albunex* and OPTISON*(FS069), a major new ultrasound contrast agent in development. Under the September 7, 1995 agreement, Mallinckrodt made an additional equity investment of $13 million in MBI. In addition, the agreement also provides for Mallinckrodt to partially fund OPTISON* clinical development and make various milestone payments. Mallinckrodt's total equity position in MBI pursuant to this agreement is under ten percent of that Company's outstanding and publicly traded common stock. In December 1996, Mallinckrodt extended the agreement with MBI to exclusively distribute in Europe, Africa, most of Asia, Australia and New Zealand. Albunex* received FDA approval in June 1997 for the diagnosis of fallopian tube patency as part of infertility workup.

On October 17, 1996, MBI submitted a premarket approval application to the FDA's Center for Devices and Radiologic Health (CDRH) for OPTISON*. In February 1997, OPTISON* received unconditional recommendation for approval from the CDRH advisory panel of the FDA. Then as a result of a citizens petition and subsequent court request, the FDA reconsidered whether OPTISON* should continue to be reviewed as a device while other ultrasound contrast agents were regulated as drugs. On July 29, 1997, the FDA decided that all ultrasound contrast agents are drugs, not medical devices. Therefore, the OPTISON* premarket approval application to the CDRH was transferred to the Center for Drug Evaluation and Research (CDER). The FDA's decision does not affect the marketing of Albunex. The CDER will be able to rely, as appropriate, on the extensive analysis already done by the CDRH, the comments and recommendations of the February 1997 advisory panel, and any conclusions already reached by the CDRH. MBI will be expected to amend its New Drug Application (NDA) with the appropriate patient information, proposed drug labeling and other information needed to support the approval of an NDA. In a related matter, MBI and Mallinckrodt have taken legal action to preempt any competitor allegation regarding patent infringement by requesting the United States Patent Office to reexamine patents granted. For additional information about the legal action, see Other Litigation section of Legal Proceedings in Item 3 on pages 11-14.

In addition to purchases of x-ray contrast media by individual hospitals and integrated healthcare networks, the majority of contrast media sales occurs through various group purchasing organizations. In 1996, Mallinckrodt won a five-year agreement (since extended to seven years) with Premier. Premier is the largest healthcare purchasing group in the U.S., representing approximately thirty percent of all x-ray contrast media purchased. In addition, Mallinckrodt has a purchasing agreement with Tenet Healthcare Corporation, another large group purchasing organization.

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

In 1995, Mallinckrodt signed an agreement with Medi+Physics to distribute healthcare proprietary radiopharmaceutical products through Medi+Physics' radiopharmacies in the U.S. and Canada. Additionally, in 1995, Mallinckrodt signed a license agreement with Immunomedics for Mallinckrodt to market CEA-Scan* in select European countries subject to receipt of regulatory approval in those countries. In 1996, a license agreement was signed for the U.S. CEA-Scan* is an in vivo diagnostic imaging product for colorectal cancer.

In June 1994, the FDA authorized U.S. marketing of OctreoScan*. This unique radiopharmaceutical assists physicians in diagnosing and determining the extent of spread of certain types of cancers, using a non-invasive procedure instead of surgical biopsy. OctreoScan* is manufactured at facilities in St. Louis, Missouri and Petten, the Netherlands. Introduction of the product began in June 1994 through key hospitals specializing in cancer treatment. Marketing of the product was expanded in 1995 upon FDA approval of promotional material.

In 1992, Mallinckrodt signed an agreement with the Netherlands Energy Research Foundation to construct a plant in Petten, the Netherlands dedicated to the manufacture of molybdenum-99 (Mo99), a key raw material used in the production of the nuclear medicine imaging product technetium-99m. The Mo99 production facility, which began operation in June 1996, is a new facility adjacent to the existing manufacturing site.

In 1990, Mallinckrodt introduced TechneScan* MAG3* for improved imaging of the kidneys and the renal system. Unlike a standard X-ray based imaging procedure, a nuclear medicine scan utilizing MAG3* can accurately assess renal tubular function in addition to providing anatomical information. In 1991, the Company introduced the UltraTag* RBC blood pool imaging kit which is used for gated blood pool, "first pass" cardiac studies, and for the detection of hemangiomas and gastrointestinal bleeding sites. To meet growing worldwide demand for cyclotron-produced products, Mallinckrodt brought a new cyclotron on-line at Petten, the Netherlands in 1993 and expanded cyclotron capacity at its radiopharmaceutical production facility in Maryland Heights, Missouri in 1995. The Company expanded the Maryland Heights, Missouri manufacturing facility to introduce an improved technetium-99m generator product in early 1997.

Imaging agents manufacturing facilities are located in Angleton, Texas; Cincinnati, Ohio; Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, the Netherlands; Pointe Claire, Canada; Raleigh, North Carolina; and St. Louis, Missouri. Mallinckrodt owns these facilities. The Company also operates 36 nuclear pharmacies located in population centers throughout the U.S.

Critical Care Products
----------------------

The critical care business includes products for anesthesiology, respiratory care and blood analysis. Anesthesiology products include continuous core temperature monitoring systems, fluid warming and convective warm air temperature management systems, and airway management products. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and postoperatively. The airway management product line consists of basic and specialty tracheal tubes, and other disposables used in hospitals for maintaining a secure airway during anesthesia and intensive care, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. Anesthesiology and respiratory products are marketed directly through Mallinckrodt's geographically organized sales force and through distributors in the U.S. and internationally. HemoCue products, which include blood hemoglobin and glucose analysis systems for use in hospitals and alternate site facilities, are distributed directly by the Company and through independent distributors in the U.S. and internationally.

With the acquisition of Nellcor in August 1997, Mallinckrodt will be a leader in anesthesia and respiratory care products. Nellcor's worldwide leadership position in oxygen monitoring, critical care ventilation and other respiratory products, combined with Mallinckrodt's leadership positions in airway management disposables and other critical care products will form the largest organization in this area of medical products.

In June 1995, Mallinckrodt acquired Alton Dean, Inc. of Salt Lake City, Utah to complement its temperature management business. Alton Dean's products include in-line sterile fluid warmers, pressure infusers, and irrigation pumps used in operating rooms and intensive care units. These products are marketed through distributors in the U.S. and Europe.

In 1994, Mallinckrodt acquired DAR S.p.A. of Mirandola, Italy to complement its tracheal and tracheostomy tube business and expand the airway management business into related anesthesia and respiratory disposables. DAR products include disposable filters, heat/moisture exchangers, masks and breathing circuits used in operating rooms and intensive care units to provide respiratory support to critically ill patients.

In 1994, Juarez, Mexico became the new production base for the temperature monitoring systems products used in emergency and critical care settings. Mallinckrodt capitalized on the rapid conversion to disposable tracheal tubes in Europe by expanding its anesthesiology products plant in Athlone, Ireland. Also, the Argyle, New York tracheal tube manufacturing operation has been closed and a new facility in Juarez, Mexico is now in operation.

On September 30, 1996, the Company sold Mallinckrodt Sensor Systems, Inc., a Michigan corporation, to Instrumentation Laboratory Company. The financial statements include the results of this business prior to sale; however, the associated earnings and assets were not material to the healthcare segment or to Mallinckrodt Inc.

Critical care manufacturing facilities are located in Angelholm, Sweden; Argyle, New York; Athlone, Ireland; Irvine, California; Juarez, Mexico; and Mirandola, Italy. Mallinckrodt owns the Argyle, Athlone and Mirandola facilities. The remainder are leased. The Argyle, New York facility is no longer in production and efforts are underway to divest this facility.

For information about legal activities involving the critical care business, see Legal Proceedings in Item 3 on pages 11-14.

Pharmaceutical Specialties
--------------------------
Pharmaceutical specialties products include analgesics such as acetaminophen (APAP) used to control pain and fever; codeine salts, morphine and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other pharmaceutical specialties products include Toleron brand of ferrous fumarate which stimulates the formation of red blood cells; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceuticals and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products.

In November 1996, Mallinckrodt acquired D.M. Graham Laboratories,
Inc. of Hobart, New York. Graham Laboratories is a contract manufacturer of both tablet and capsule dosage pharmaceuticals and a licensed producer of a variety of medicinal narcotic substances.

Mallinckrodt expanded its product offering in healthcare by acquiring an analgesic pharmaceutical product line from King Pharmaceuticals, Inc. in 1996. Most pharmaceutical specialties products are sold to the pharmaceutical industry for use in the manufacture of dosage form drugs. Narcotic prescription chemicals are sold directly to pharmaceutical manufacturers and pharmaceutical dosage products are sold directly to drug wholesalers and chain pharmacies, while opiate addiction products are sold primarily to clinics. All pharmaceutical specialties are marketed through distributors and by a direct sales force.

The Company expanded its capacity at its St. Louis, Missouri site to manufacture pharmaceutical intermediates and additives with the addition of an FDA registered facility in 1997. The APAP manufacturing at the Raleigh, North Carolina facility has been incrementally expanded over the past few years, while costs have been reduced. Capacity of the Derbyshire, England para-aminophenol (PAP, a precursor of APAP) manufacturing plant has also been significantly increased. Mallinckrodt also upgraded its Compap* production facility in Greenville, Illinois in 1997. In addition, the Company continues to work on several projects to expand and upgrade the narcotics facility in St. Louis, Missouri to meet growing worldwide demand.
Pharmaceutical specialties are manufactured in Derbyshire, England; Greenville, Illinois; Hobart, New York; Mexico City, Mexico; Paris, Kentucky; Phillipsburg, New Jersey; Raleigh, North Carolina; St. Louis, Missouri; and Torrance, California.

The Company has healthcare distribution locations in Athlone, Ireland; Bondoufle, France; Brussels, Belgium; Catano, Puerto Rico; Cincinnati, Ohio; El Paso, Texas; Gemenos, France; Hennef, Germany; Madrid, Spain; Mexico City, Mexico; Mission Viejo, California; Northampton, United Kingdom; Nottinghill, Australia; Petten, the Netherlands; Pointe Claire, Canada; Singapore; Tokyo, Japan; Vienna, Austria; and Zurich, Switzerland. Mallinckrodt owns the facilities in Athlone, Cincinnati, Mexico City, Petten and Pointe Claire. The remainder are leased.

SPECIALTY CHEMICALS

Specialty chemicals sales were:
                                       Years ended June 30,
                                    --------------------------
                                     1997      1996      1995
                                    ------    ------    ------
                                           (in millions)

Net sales                           $ 335     $ 332     $ 252
                                    ======    ======    ======


Specialty chemicals products are sold to a variety of markets. These products possess a higher degree of technology and service than is characteristic of commodity chemicals. Generally, specialty chemicals products are sold as chemical intermediates which are used by customers worldwide as components, ingredients or reagents, rather than as final consumer products. Many specialty chemicals products are processed in multi-purpose manufacturing facilities. Specialty chemicals products include catalysts, chemical additives, polymer stearates, and laboratory and microelectronics chemicals.

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

TRIMET, based in Allentown, Pennsylvania, manufactures chemical additives to enhance the performance of water-based paints and coatings. Its products are sold internationally through Mallinckrodt's sales force and selected agents.

Other chemical additives include customized additive blends for use as processing aids in the production of polymers, and calcium stearates and other metal soaps for use as internal lubricants to facilitate the manufacture of molded and extruded plastics. These chemical additives are sold internationally to industrial consumers through a direct sales force and selected agents.

Laboratory chemical products include high-purity reagent chemicals used in research and development and analytical laboratories. These high-purity products consist of thousands of reagent chemicals sold primarily through distributors to medical, industrial, educational and governmental laboratories.

Microelectronic chemicals encompass high purity acids, solvents, etchants and photoresist strippers used for the manufacture of semiconductor chips. A direct sales force is used to offer approximately 500 microelectronic chemicals and photoresist strippers to worldwide semi-conductor chip producers.

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

Specialty chemicals are manufactured in Allentown, Pennsylvania; Dalum, Germany; Deventer, the Netherlands; Erie, Pennsylvania; Greenville, Illinois; Hayward, California; Mexico City, Mexico; Paris, Kentucky; Pasadena, Texas; Phillipsburg, New Jersey; and St. Louis, Missouri.

OTHER ACTIONS - DISCONTINUED OPERATIONS

On June 30, 1997, the Company disposed of the animal health segment for cash plus the assumption of certain liabilities. The Company retained various parcels of idle real property, and efforts are underway to divest these assets. In addition, environmental liabilities, certain facility leases, and certain liabilities for employee benefits, including postretirement benefits, were retained by the Company.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture with Hercules
Incorporated.

In October 1995, the Company sold its feed ingredients business.
Discontinued operations for 1997, 1996 and 1995 also included other charges, primarily for environmental and litigation costs related to previously divested operations.

The results of these transactions and the results of operations from these businesses have been reclassified to discontinued operations, and prior year results have also been reclassified. For additional information about discontinued operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on pages 19-23, and Note 1 of the Notes to Consolidated Financial Statements.

SUBSEQUENT EVENT

On August 28, 1997, the Company acquired more than 90% of the outstanding shares of Nellcor common stock for $28.50 per share. The Company acquired the remaining outstanding shares of Nellcor pursuant to a second-step merger on August 29, 1997 in which the remaining shares were converted into the right to receive $28.50 per share in cash. The aggregate purchase price of the common stock is approximately $1.9 billion. The acquisition will be accounted for using purchase accounting.

Nellcor is the world leader in providing products that monitor, diagnose and treat the respiratory impaired patient. With the acquisition, Mallinckrodt becomes a more important healthcare force serving hospital, alternate care and pharmaceutical markets.

Substantial cost savings are expected to be realized from the combined operations through procurement and economies of scale benefits, and the elimination of duplication. No assurance can be made as to the amount of cost savings that will actually be realized. However, the Company will apply substantial management resources in order to achieve the operating efficiencies from integrating the companies. The Company expects to record a charge against earnings during 1998 in connection with the integration effort.

For additional information about the acquisition of Nellcor, and its impact on the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on pages 19-23, and Notes 11 and 21 of the Notes to Consolidated Financial
Statements.

OTHER ACTIVITIES

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

Healthcare's various development activities are focused on market-place needs. Research and development activities carried on within the Company are performed by a centralized organization for imaging agents. These same research and development activities for critical care products and pharmaceutical specialties are performed within these businesses.

Specialty chemicals' research and development efforts are organized within its operating divisions to focus technical resources on the development of new and improved products meeting defined market and customer needs. Technical personnel for process support are located at each manufacturing location.

Patents, Trademarks and Licenses
--------------------------------

Mallinckrodt owns a number of patents and trademarks, has a substantial number of patent applications pending and is licensed under patents owned by others. No single patent is considered to be essential to the Company as a whole, but in the aggregate, the patents are of material importance to the Company.

Environmental and Other Regulatory Matters
------------------------------------------

The Company is subject to various environmental protection and occupational safety and health laws and regulations in the United States and foreign countries in which it operates. In addition, in its current operations and over the years, the Company has handled, and will continue to deal in or otherwise handle, materials and wastes classified as hazardous or toxic by one or more regulatory agencies. The Company is also subject to the Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments affecting and involving testing, approval, production, labeling, distribution, post-market surveillance and advertising of most of the Company's existing, new and prospective products.

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

Similarly, the manner of interpretation and enforcement of the laws and regulations of government agencies, such as the U.S. Food and Drug Administration and the U.S. Environmental Protection Agency
(EPA), and state and foreign counterparts, pertaining to any particular production site or in connection with any particular product or any proposed new or modified product may be different than anticipated, and could result in production interruption and product holds or recalls.

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

Most of the Company's environmental related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 1997 and $13 million in 1996. The Company currently estimates that environmental capital expenditures for 1998 and 1999 will average about $16 million per year.

During 1996, the Company assumed and was compensated for certain costs to remediate various sites in the future. In addition, the Company established additional environmental reserves for discontinued operations. The Company has accruals of $116 million at June 30, 1997 for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites. Any claims for potential recovery have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any gain is contingent upon a successful outcome and has not been accrued.

Environmental cleanup costs are often incurred over extended periods of time. Nevertheless, to the extent these costs can be reasonably estimated and the Company's responsibility is probable, although the costs are not yet payable, accruals are established and reflected in the Company's consolidated financial statements. Based on information presently available, the Company believes any amounts to be paid in excess of the accrued liabilities will not have a material adverse effect on its financial position or results of operations.

See also Item 3., Legal Proceedings, and Note 20 of the Notes to
Consolidated Financial Statements for additional information.

Employees
---------

Mallinckrodt had 7,871 employees at June 30, 1997, consisting of 5,057 U.S. based employees and 2,814 employees outside the U.S.

Labor Relations
---------------

In the U.S., the Company has nine collective bargaining agreements with eight U.S. international unions or their affiliated locals covering 884 employees. Three agreements covering 157 employees were negotiated during 1997, with no work stoppages. Two agreements covering 206 employees will expire in 1998. Seven operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,014 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2.  PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the respective business segment and other actions discussions in Item 1., Business. Additionally, Mallinckrodt leases office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters
---------------------

The Company's operations are subject to a variety of federal, state and local environmental laws and regulations that govern, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, discharges to water, and air emissions from equipment and facilities. The Company is involved in various administrative or judicial proceedings relating to the environment that have been initiated by EPA, by state authorities or by third parties. These proceedings are in various stages of development and generally include demands for reimbursement of previously incurred costs and for future investigation or remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to discontinued operations of the Company.

To the extent costs and related liabilities for environmental matters can be reasonably estimated and the Company's responsibility is probable, accruals are established although costs are not yet payable. In establishing accruals, the Company considers, among other things: its past experience at the site in question and at other sites; the probable costs to be paid by other potentially responsible parties, if any; total projected remediation costs for the site, if known; existing technology; and the currently enacted laws and regulations. The Company frequently engages qualified environmental contractors to assist it in evaluating and developing an appropriate response to environmental issues.

Based on information presently available, the Company believes any amounts to be paid in excess of the accrued liabilities will not have a material adverse effect on its financial position or results of operations. The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Orrington, ME -- Hanlin Group, Inc. purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In 1989, Hanlin filed suit in the U.S. District Court for the District of Maine alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, groundwater and adjoining waterways. Hanlin also alleged that the Company illegally caused carbon tetrachloride and chloroform contamination at the facility. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C.; the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by EPA. A draft Site Investigation has been completed. Additional information is needed to address questions from EPA and Maine. The Company is completing additional work to supplement the investigation prior to revising the remedial plan. Costs of implementing remedial action at the site will be shared by the Company and HoltraChem on a yet-to-be agreed basis. If the parties cannot reach agreement, the matter will be referred to binding arbitration.

Auburn Hills, MI -- The Company is a defendant in an action pending in the U.S. District Court for the Eastern District of Michigan relating to a drum reconditioning facility located in Auburn Hills, Michigan that was leased and operated by the Company in the 1970s. The State of Michigan and the present owner of the facility claim that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for alleged contamination of soil and groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred cleanup costs and compensation for damages to the site. The Company denies any violation of applicable law on its part. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company.

The court held status conferences on this matter in February and June 1997. The Company and other parties have agreed to determine if settlement is possible. The Company has submitted a remedial action plan to the State of Michigan for this site and met with the State to address comments. The Company is completing additional work for the State to obtain concurrence from the State of Michigan on the proposed Remedial Action Plan. The Company prepared a report describing the results of the additional work and submitted it to the Court on August 27, 1997. A few more tasks need to be finalized and the Company will incorporate the data into a Revised Remedial Action Plan.

St. Louis, MO / CT Decommissioning -- The Company processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) in the 1960s through 1986. The Company is required to complete decommissioning of the processing areas, building and soil on the site where manufacturing occurred pursuant to NRC regulations. The Company submitted a Phase I Characterization Plan to NRC and has implemented the Characterization Plan. The Company is developing a Decommissioning and Decontamination Plan to submit to the NRC.

Raleigh, NC -- The Company owns a bulk pharmaceutical facility which has been operating since the mid-1960s. The facility has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. There are several phases to the corrective action process. The Company has worked with federal and state agencies to complete the Remedial Feasibility Investigation and identified certain Solid Waste Management Units (SWMUs). The Company received its permit and submitted a RCRA Facility Investigation Work Plan to the North Carolina Department of Environment, Health and Natural Resources (Agency) proposing to investigate the SWMUs. The Agency identified certain technical issues concerning the Work Plan and the Company has been responding to these issues through revisions to the Work Plan. A Revised Work Plan was submitted to the Agency in April 1997.

Springville, UT -- In 1996, the Company entered into an interim settlement agreement with Ensign-Bickford Industries, Inc. (EBI) to share certain costs of remediating groundwater that allegedly has been impacted by nitrates and explosive compounds emanating from EBI's Springville, Utah explosives plant. The plant, under a series of owners, has been manufacturing explosives at the mouth of the Spanish Fork Canyon in Utah since the 1940s. The Company sold the plant and related assets to the Trojan Corporation in 1982. EBI acquired the Trojan Corporation in 1986 and has operated the plant since that time. Pursuant to a 1991 stipulation and consent order with the State of Utah, EBI has conducted a feasibility study of alternatives for remediating impacted off-site groundwater. EBI also is conducting a corrective action study under a 1995 consent order with Utah.

The Company and EBI have entered into an interim allocation agreement with two additional parties to address funding remedial activities at this site. As previously reported, a resident with property bordering the site filed suit against EBI for nuisance and trespass for contamination that allegedly migrated onto the resident's property. The Company has now also been sued by this plaintiff. The Company and EBI have also been sued by certain other residents near the plant alleging injuries and property damage which they claim to have suffered as a result of contamination of their drinking water by chemicals emanating from the plant. Various pretrial motions are pending in both of these cases. The State also has advised EBI that it is investigating a natural resource damages claim. All parties have entered into a Tolling Agreement with the State in connection with the potential natural resource damages claim.

Pierce County, WA -- In 1995, Centrum Properties Corporation (Centrum) filed an action in the U.S. District Court for the Western District of Washington against the Company and Olin Corporation
(Olin) concerning property that was owned by Olin between 1935 and 1963 and by the Company between 1963 and 1976. The suit alleges that the property's groundwater is contaminated with carbon tetrachloride, and that this contamination was caused by releases from the explosives manufacturing facility operated on the property first by Olin and then by the Company.

As previously reported, the Company, Olin, Boeing Company and Centrum negotiated a settlement and the lawsuit has been dismissed. Centrum did not recover its past costs, but Mallinckrodt and Olin agreed to take over future remedial actions at the site. Since the Company and Olin have been named "potentially responsible parties" for this site by the Washington Department of Ecology, the Company and Olin negotiated an order that would govern remedial activities at the site with the Department of Ecology. The Department of Ecology issued the Agreed Order effective April 1997. The Company and Olin are preparing a remedial work plan for the site.

For additional information relating to environmental matters, see
Item 1., Business--Environmental and Other Regulatory Matters.

Other Litigation
----------------
The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe that these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations. The most significant of these matters involve two products, OPTISON* ultrasound imaging agent and convective warming blankets.

In July 1997, the Company and its licensor Molecular BioSystems, Inc. ("MBI"), filed suit in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc., Nycomed Imaging AS, ImaRx Pharmaceutical Corp. and its marketing partner DuPont Merck, and Bracco International BV - seeking declarations that certain of their ultrasound contrast agent patents are invalid.

The complaint filed by the Company and MBI alleges that each of the defendants' patents are invalid on a variety of independent grounds under the U.S. patent laws. In addition to requesting that all of the patents in question held by defendants be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, MBI and the Company do not infringe the patents, and asks that defendants be enjoined from proceeding against MBI and the Company for infringement until the status of defendants' patents has been determined by the Court or the U.S. Patent and Trademark Office. The complaint alleges that each defendant has claimed that its patent or patents cover OPTISON* ultrasound contrast agent and that each defendant will attempt to prevent its commercialization after receiving regulatory approval. See Item 1., Business, on page 5 regarding the regulatory approval process of OPTISON*.

The Company has obtained a copy of, but has not yet been served with, a complaint filed by Sonus Pharmaceuticals alleging that the manufacture and sale of OPTISON* by the Company and MBI will infringe two patents owned by Sonus Pharmaceuticals. These two patents are among patents for which the Company and MBI are seeking a declaration of invalidity as described in the preceding two paragraphs. The complaint by Sonus Pharmaceuticals was filed in the United States District Court for the Western District of Washington after the Company and MBI filed their lawsuit in the United States District Court for the District of Columbia.

The Company is aware of, but has not yet been served with, a complaint filed by Nycomed in early September alleging that the manufacture and sale of OPTISON* by the Company and MBI will infringe one patent owned by Nycomed. This patent is among the patents for which the Company and MBI are seeking a declaration of invalidity and non-infringement as described in the preceding paragraphs. The complaint by Nycomed was filed in the United States District Court for the District of Columbia.

On October 6, 1994, Augustine Medical, Inc. ("Augustine") commenced a patent infringement litigation against Mallinckrodt Group Inc. and Mallinckrodt Medical, Inc. ("the Company") in the U.S. District Court for the District of Minnesota. The original complaint was amended to include allegations of patent infringement regarding U.S. Patent Nos. 4,572,188 (the '188 patent); 5,300,102 (the '102 patent); 5,324,320
(the '320 patent); and 4,405,371 (the '371 patent).

Specifically, Augustine alleged that the Company's sale of all five
(5) models of its convective warming blankets infringe certain claims of one or more of the aforementioned patents. The Company filed counterclaims against Augustine in connection with the above actions alleging unfair competition, antitrust violations, and invalidity of the asserted patents, among other things. Augustine sought to have the Company permanently enjoined from further acts of alleged infringement and an award of damages adequate to compensate for the Company's alleged infringement, together with attorneys' fees. Augustine included a claim of willful infringement and requested enhanced damages based thereon.

The Company filed a motion for summary judgment of non-infringement of all of the asserted patents and the Magistrate Judge issued a report and recommendations dated March 18, 1996 indicating that there is no literal infringement of the '188 patent, but that factual questions existed with respect to infringement of the '102 patent, the '320 patent, the '371 patent (Remaining Patents) and as to whether the '188 patent is infringed under the doctrine of equivalents. The Company has also filed a motion for summary judgment of invalidity of certain claims of the '371 patent. The Court granted the Company's motion for summary judgment and found claims 1, 3, 4 and 8 of Augustine's '371 patent to be invalid.

In addition, on July 18, 1997, the Magistrate Judge issued a report and recommendation indicating that in addition to there being no literal infringement of the '188 patent, there is no infringement under the doctrine of equivalents. This was confirmed by the Court and the '188 patent was eliminated from the case.

The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe the Remaining Patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement.

The Judge has indicated that he will put in place an injunction that will stop the Company from manufacturing and selling its blankets in the United States. However, the Judge indicated that he would stay the injunction until January 1, 1998, so as to allow the Company to serve existing customers until that date. The Company's sales in the United States in fiscal 1997 were $8 million.

On September 22, 1997, the jury awarded damages in the amount of $16.8 million. The Company will appeal the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals). With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and consequently for this and other reasons the verdicts were in error. The Company will work vigorously in the Appeals Court to overturn the verdicts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 1997, there were no matters submitted to a vote of the Company's shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1997 were as follows:

C. Ray Holman
Age 54. Chairman of the Company since October 1994; Chief Executive Officer of the Company since December 1992; President of the Company from 1992-1995; Vice President of the Company from October 1990 to December 1992; President and Chief Executive Officer, Mallinckrodt Medical, Inc. from January 1989 until December 1992.

Mack G. Nichols
Age 59. President and Chief Operating Officer of the Company since December 1995; Senior Vice President of the Company since October 1993; Vice President of the Company from October 1990 to October 1993; President and Chief Executive Officer of Mallinckrodt Chemical, Inc. from January 1989 to December 1995.

Barbara A. Abbett
Age 57. Vice President, Communications of the Company since April 1994; Vice President and Senior Partner with Fleishman-Hillard, Inc. from 1979 to April 1994.

James C. Carlile
Age 45. Vice President of the Company since May 1996; President, Medical Imaging Division, since December 1995; Senior Vice President, Mallinckrodt Medical, Inc., 1994-1995; Group Vice President, Imaging, Mallinckrodt Medical, Inc., 1992-1994; and Vice President and General Manager, Radiology, Mallinckrodt Medical, Inc., 1990-1992.

Ashok Chawla
Age 47.  Vice President, Strategic Management, of the Company since
July 1991.

Charles R. Clark III
Age 45. Vice President, Strategic Services, of the Company since May 1996; Group Vice President, Mallinckrodt Medical, Inc., 1994 to May 1996; and Vice President and General Manager, Anesthesiology U.S., Mallinckrodt Medical, Inc., 1988-1994.

Michael J. Collins
Age 44.  Vice President of the Company since May 1996; President,
Pharmaceutical Specialties Division since December 1995; and Group Vice President, Pharmaceutical Specialties, Mallinckrodt Chemical, Inc., 1992-1995.

Paul D. Cottone
Age 49. Senior Vice President of the Company since October 1994; President, Mallinckrodt Veterinary Division since December 1995; President and Chief Executive Officer, Mallinckrodt Veterinary, Inc., 1994-1995; Vice President, U.S. Operations of the Merck AgVet Division from 1993 to October 1994; and Executive Director, International Operations of the Merck AgVet Division from 1987 to 1993. (Mr. Cottone terminated his employment with the Company effective June 30, 1997, concurrent with the sale by the Company of its animal health division.)

Bruce K. Crockett, Ph.D.
Age 53. Vice President, Human Resources, of the Company since March 1995; and Vice President, Organization Development at Eastern
Enterprises from 1990 to February 1995.

J. Eugene Fox, Ph.D.
Age 62. Vice President, Science & Technology of the Company since December 1995; Senior Vice President, New Technology and Chief Scientist, Mallinckrodt Medical, Inc., since 1995; Senior Vice President, Science and Technology, Mallinckrodt Medical, Inc., 1992-1995; and Vice President, Science and Technology, Mallinckrodt Medical, Inc., 1989-1992. (Dr. Fox retired as an employee of the Company effective July 31, 1997.)

Roger A. Keller
Age 52. Vice President, Secretary and General Counsel of the Company since July 1993; and Senior Vice President and General Counsel,
Mallinckrodt Medical, Inc., March 1992 to July 1993.

Douglas A. McKinney
Age 44. Treasurer of the Company since November 1995; and Assistant Treasurer July 1991 to November 1995.

Terry D. Meier
Age 58.  Vice President and Controller since August 1996.  Senior
Vice President, Finance and Administration, Mallinckrodt Chemical, Inc., 1991 to 1996.

Michael K. Milosovich
Age 51. Vice President of the Company since May 1996; President, Pharmaceutical Chemicals Division since December 1995; Vice President and General Manager, Bulk Analgesics, Mallinckrodt Chemical, Inc., 1992-1995; and General Manager, PAP/APAP, Mallinckrodt Chemical, Inc., 1990-1992.

David Morra
Age 41. Vice President of the Company since May 1996; President, Nuclear Medicine Division, since December 1995; Senior Vice President, Europe, Mallinckrodt Veterinary, Inc., 1995; Group Vice President, Europe/Australia, New Zealand, Mallinckrodt Veterinary, Inc., 1994-1995; and Vice President and General Manager, Cardiology, U.S., Mallinckrodt Medical, Inc., 1991-1994.

Robert G. Moussa
Age 50. President, International of the Company since December 1995; Senior Vice President of the Company since October 1993; Vice President of the Company 1992-1993; President and Chief Executive Officer, Mallinckrodt Medical, Inc., 1992-1995; Senior Vice President and Group Executive, Mallinckrodt Medical, Inc., September-December 1992; and Group Vice President, International, Mallinckrodt Medical, Inc., January 1989 to September 1992. (Mr. Moussa terminated his employment with the Company effective June 30, 1997.)

Daniel B. Mulholland
Age 45. Vice President of the Company and President, Mallinckrodt Baker, Inc. (a wholly-owned subsidiary of Mallinckrodt Inc.) since August 1996. Vice President & General Manager, Mallinckrodt Baker, Inc., February 1995-1996. President, J.T. Baker Inc., October 1992 to 1995.

Adeoye Y. Olukotun, M.D.
Age 52.  Vice President, Medical and Regulatory Affairs of the
Company since June 1996; Vice President, Bristol-Meyers Squibb
Company 1991 to June 1996.

Michael A. Rocca
Age 52.  Senior Vice President and Chief Financial Officer of the
Company since April 1994; Corporate Vice President and Treasurer of Honeywell Inc., March 1992 to April 1994.

William B. Stone
Age 54. Vice President, Information Services, since August 1996; and Vice President and Controller of the Company from November 1990 to August 1996.

Thomas R. Trotter
Age 49. Vice President of the Company since May 1996; President, Critical Care Division since December 1995; Senior Vice President, U.S. Markets, Mallinckrodt Medical, Inc., 1994-1995; Group Vice President, Critical Care and Anesthesiology, Mallinckrodt Medical, Inc., 1992-1994; and Vice President and General Manager, Mallinckrodt Critical Care, Mallinckrodt Medical, Inc., 1991-1992.

Daniel E. Woods, Jr.
Age 53. Vice President of the Company since May 1996; President, Catalysts & Chemical Additives Division since December 1995; Group Vice President, Catalysts & Chemicals, Mallinckrodt Chemical, Inc., 1993-1995; and Group Vice President, Catalysts, Performance & Laboratory Chemicals, Mallinckrodt Chemical, Inc., 1991-1993.

Miscellaneous

All of the Company's officers are elected annually in October. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Prices and Dividends

                                                Quarter
                                  ---------------------------------
                                   First   Second   Third   Fourth
                                  ------   ------   ------  -------
Fiscal 1997
 Dividends per common share...... $ .155   $ .165   $ .165  $ .165
 Common stock prices
   High..........................  42.63    45.88    44.25   41.63
   Low...........................  35.25    41.38    39.63   34.88
Fiscal 1996
 Dividends per common share...... $  .14   $ .155   $ .155  $ .155
 Common stock prices
   High..........................  41.88    39.88    42.00   40.88
   Low...........................  35.13    32.50    35.13   36.75

The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 1997, the number of registered holders of common stock as reported by the Company's registrar was 8,120.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)
                                                Years ended June 30,
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------
Summary of Operations
Net sales................................. $1,861.2   $1,754.4   $1,588.3
Earnings from continuing operations.......    185.7      153.7      136.7
Discontinued operations (4)...............      4.4       58.2       43.6
Cumulative effects of accounting changes..
                                           ---------  ---------  ---------
Net earnings (loss)                           190.1      211.9      180.3
Preferred stock dividends.................      (.4)       (.4)       (.4)
                                           ---------  ---------  ---------
Available for common shareholders          $  189.7   $  211.5   $  179.9
                                           =========  =========  =========
Per Common Share Data
Earnings from continuing operations....... $   2.47   $   2.01   $   1.76
Net earnings (loss).......................     2.53       2.77       2.32
Dividends declared........................      .65        .61        .55
Book value................................    17.16      16.44      15.12

Other Data
Total assets.............................. $2,987.7   $3,071.1   $2,496.6
Working capital........................... $  963.1   $  359.1   $  271.9
Current ratio.............................    2.5:1      1.4:1      1.5:1
Total debt (5)............................ $  556.9   $  667.4   $  584.0
Shareholders' equity...................... $1,251.2   $1,232.2   $1,171.5
Return on shareholders' equity (5)........      15%        13%        12%
Capital expenditures (5).................. $  109.5   $  129.0   $  129.6
Total dividends paid...................... $   48.2   $   45.7   $   42.2
Weighted average common
 shares (in millions).....................     75.1       76.3       77.5
Common shares outstanding (in millions)...     72.3       74.3       76.8
Number of employees (5)...................    7,900      8,300      8,100

                                                  Years ended June 30,
                                           ---------------------------------
                                            1994 (1)   1993 (2)    1992 (3)
                                           ---------  ----------  ----------
Summary of Operations
Net sales................................. $1,348.4    $1,178.2    $1,015.7
Earnings from continuing operations.......     79.2        60.4        81.6
Discontinued operations (4)...............     24.6      (180.2)       45.9
Cumulative effects of accounting changes..                (80.6)
                                           ---------  ----------   ---------
Net earnings (loss).......................    103.8      (200.4)      127.5
Preferred stock dividends.................      (.4)        (.4)        (.4)
                                           ---------  ----------   ---------
Available for common shareholders......... $  103.4    $ (200.8)   $  127.1
                                           =========  ==========   =========
Per Common Share Data
Earnings from continuing operations....... $   1.01    $    .77    $   1.04
Net earnings (loss).......................     1.33       (2.60)       1.63
Dividends declared........................      .49         .43         .38
Book value................................    13.05       11.77       16.02

Other Data
Total assets.............................. $2,266.8    $1,958.9    $1,854.4
Working capital........................... $  261.3    $  203.7    $  351.6
Current ratio.............................    1.5:1       1.5:1       2.2:1
Total debt (5)............................ $  616.8    $  571.7    $  320.1
Shareholders' equity...................... $1,015.9    $  910.5    $1,224.2
Return on shareholders' equity (5)........       8%          6%          7%
Capital expenditures (5).................. $  144.3    $  142.4    $   96.3
Total dividends paid...................... $   37.7    $   33.2    $   29.5
Weighted average common
 shares (in millions).....................     77.6        77.4        77.8
Common shares outstanding (in millions)...     77.0        76.4        75.7
Number of employees (5)...................    7,700       7,100       6,300


(1) Results for 1994 included restructuring charges of $93.9 million, $58.8 million after taxes, or 76 cents per share.
     Pretax charges included in healthcare and discontinued operations related to animal health were $73.9 million and $20.0 million, respectively.

     Results for 1994 also included favorable tax adjustments of $3.0 million, or 4 cents per share, resulting from U.S. and foreign tax law changes.

(2) Results for 1993 included restructuring charges of $334.1 million, $242.2 million after taxes, or $3.13 per share. Pretax charges included in healthcare, specialty chemicals and discontinued operations related to animal health were $3.4 million, $47.9 million and $282.8 million, respectively.

(3) Results for 1992 included gains totaling $10.7 million, $6.7 million after taxes, or 8 cents per share from sales of investments.

(4) See Note 1 of Notes to Consolidated Financial Statements for information on discontinued operations in 1997, 1996 and 1995. Results for 1994, 1993 and 1992 represent earnings from the animal health segment, Fries & Fries, Inc., and the feed ingredients business, partially offset by environmental and related litigation charges.

(5)  Excludes discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Overview

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in prior years have been reclassified to conform to the current year presentation.

1997 vs. 1996
-------------

Earnings from continuing operations for 1997 were $186 million, or $2.47 per share. This represents a 23 percent increase in per share earnings from continuing operations compared with $154 million, or $2.01 per share, during the same period a year ago. The strong performance improvement is attributable to growth in operating earnings, higher interest income, global tax strategies and common stock share repurchase activities.

Net earnings for 1997 were $190 million, or $2.53 per share, compared with $212 million, or $2.77 per share, in 1996. On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned a fifty percent interest in Tastemaker, the flavors joint venture. This action resulted in an aftertax gain of $271 million. On June 30, 1997, the Company disposed of the animal health segment, which resulted in an aftertax loss of $269 million. The results of these transactions and the results of operations from these businesses have been reclassified to discontinued operations and, accordingly, prior years results have also been reclassified. Net earnings for 1997 and 1996 included aftertax earnings of $6 million and $42 million, respectively, from the divested Fries & Fries, Inc., animal health segment and, for 1996, feed ingredients business.

Net earnings for 1996 included a $35 million discontinued operations aftertax gain resulting from the disposition of the feed ingredients business in the second quarter, partially offset by a second quarter $16 million aftertax adjustment of provisions for environmental costs related to discontinued operations. Also included in prior year net earnings are earnings from the divested feed ingredients business of $4 million, net of taxes.

Net sales for the year were up 6 percent to $1.86 billion, compared to $1.75 billion in 1996. Operating earnings were $314 million, an increase of 6 percent compared to $295 million in 1996. The markets in which the Company conducts business are highly competitive, and in many instances regulated. Global efforts toward healthcare cost containment continue to exert pressure on product pricing. The demand for price discounts from customer buying groups has adversely impacted earnings growth. This industry trend is expected to continue, but the Company believes that its current policies and strategies will enable it to continue to compete effectively in this economic environment.

1996 vs. 1995
-------------

Mallinckrodt's earnings from continuing operations for 1996 were $154 million, or $2.01 per share. This represents a 14 percent increase in per share earnings from continuing operations compared to $137 million, or $1.76 per share, in the prior year.

Net earnings for 1996 were $212 million, or $2.77 per share, compared with $180 million, or $2.32 per share, in 1995. Fiscal 1996 net earnings included the gain resulting from the disposition of the feed ingredients business in the second quarter, partially offset by a second quarter adjustment of provisions for environmental costs related to discontinued operations. Net earnings for 1996 and 1995 included aftertax earnings of $42 million and $47 million, respectively, from the divested Fries & Fries, Inc., animal health segment and feed ingredients business.

Net sales increased 10 percent to $1.75 billion, compared to $1.59 billion a year earlier. Operating earnings were $295 million for 1996, up 10 percent compared to $268 million in 1995.

During 1996, a Strategic Change Initiative was announced which included major organizational and operating changes designed to enhance global growth and improve operational effectiveness. This initiative eliminated the management and administrative structures of the three former operating companies. Those businesses are now managed through divisions with global responsibility under a corporate chief operating officer. Mallinckrodt realigned its operating segments to reflect the customer focus of its divisions.

HEALTHCARE
                                       Years ended June 30,
                                   ---------------------------
                                     1997      1996      1995
                                    -------   -------   -------
                                           (In millions)

Net sales........................  $1,526    $1,422    $1,337
                                   =======   =======   =======

Operating earnings...............  $  306    $  309    $  276
                                   =======   =======   =======
Operating earnings as a
 percent of sales................   20.0%     21.7%      20.6%

1997 vs. 1996
-------------

Healthcare's operating earnings for 1997 were $306 million, down 1 percent from $309 million in 1996. The operating earnings decline in 1997 when compared to the prior year is attributable to continued reduction of selling prices in several product lines offset by increased sales volumes, and an $18 million, or 24 percent increase in research and development expenses. Net sales increased 7 percent to $1.53 billion in 1997 as compared to $1.42 billion during the prior year.

Sales for imaging agents were up 12 percent, primarily from iodinated contrast media market share increases in the U.S. and the acquisition of Liebel-Flarsheim Company in January 1996. The increased sales volume was partially offset by lower contrast media selling prices.

Sales of critical care products decreased 5 percent. Critical care products experienced increased demand for respiratory therapy products and HemoCue blood hemoglobin and glucose analysis systems. These sales gains were more than offset by lower prices of existing products and lost revenue associated with the blood gas and electrolyte business which was sold on September 30, 1996.

Pharmaceutical specialties sales increased 10 percent. The sales growth was primarily the result of increased volume of bulk and dosage narcotics.

In November 1996, the Company acquired D.M. Graham Laboratories,
Inc., a contract manufacturer of dosage pharmaceuticals that is also licensed to produce a variety of medicinal narcotics. This acquisition is another key step in the continuing growth of the Company's pharmaceutical specialties business.

In December 1996, the Company acquired expanded sales and marketing rights for Molecular Biosystems, Inc.'s ultrasound imaging agents. As a result of this and earlier agreements, Mallinckrodt now has marketing rights for Albunex* and OPTISON* throughout the world except Japan, South Korea and Taiwan. For additional information about OPTISON*, see Item 1., Business, on page 5 and see Other Litigation section of Item 3., on pages 13 and 14.

The restructuring actions initiated in 1994 were accomplished with the completion of substantially all of the manufacturing rationalization by the end of 1997.

1996 vs. 1995
-------------
Healthcare's operating earnings for 1996 were $309 million, up 12 percent compared to $276 million in 1995. Net sales increased 6 percent to $1.42 billion. Productivity programs initiated during the last several years helped earnings improve at a faster rate than sales.

Sales for imaging agents were up 4 percent, primarily from the acquisition of Liebel-Flarsheim in January 1996, and improved nuclear medicine sales in Europe. Volume gains for contrast media were offset by competitive pricing.

Sales of critical care products increased 5 percent primarily from higher volume of respiratory therapy products in Japan and Europe.

Pharmaceutical specialties sales increased 13 percent. Sales volume and pricing for medicinal narcotics were the main contributors to the increase. Sales also benefited from the acquisition of King Pharmaceuticals' specialty analgesic pharmaceuticals product line in December 1995.

In January 1996, Liebel-Flarsheim Company, a leading manufacturer of contras media power injector systems for diagnostic imaging procedures and equipment for urology procedures, was acquired. The acquisition enhanced sales performance but modestly impaired operating earnings.

SPECIALTY CHEMICALS
                                       Years ended June 30,
                                    --------------------------
                                     1997      1996      1995
                                    ------    ------    ------
                                           (In millions)

Net sales........................    $335      $332      $252
                                    ======    ======    ======
Operating earnings...............    $ 33      $ 28      $ 21
                                    ======    ======    ======
Operating earnings as a
 percent of sales................     9.9%      8.4%      8.2%

1997 vs. 1996
-------------

Specialty chemicals' operating earnings increased 19 percent in 1997, to $33 million. The current year earnings increase is attributable to the overall improvement in the net margin percent while holding selling and administrative expenses equal to the prior year. Net sales were $335 million, an improvement of 1 percent compared to 1996.

1996 vs. 1995
-------------

Specialty chemicals' operating earnings increased 35 percent in 1996, to $28 million. Net sales were $332 million, an improvement of 32 percent compared to 1995. The 1995 acquisition and subsequent successful integration of J.T. Baker and existing laboratory chemical operations were principal contributors to year-to-year growth.

CORPORATE MATTERS

Corporate expense was 40 percent below prior year. The decrease in expense in 1997 is primarily attributable to certain nonrecurring costs, including consulting fees and employee related actions, which were included in 1996.

Net interest and net other nonoperating income/expense decreased $25 million in 1997 from 1996. This decrease related primarily to higher interest income in 1997.

Mallinckrodt's effective tax rate for continuing operations was 35.5 percent in 1997, compared with 36.9 percent in 1996. See Note 9 for additional information about income taxes.

FINANCIAL CONDITION

Financial resources currently available to the Company are expected to be adequate to support existing businesses and fund new opportunities. Since June 30, 1996, cash and cash equivalents increased $312 million. Operations provided $304 million of cash, while acquisition and capital spending totaled $126 million. Cash from the disposal of assets totaled $413 million. The Company's current ratio at June 30, 1997 was 2.5:1. See Note 21 for additional information about the acquisition activities subsequent to the financial statement date.

On July 23, 1997, the Company announced the execution of a definitive agreement to purchase, for cash, all the outstanding shares of Nellcor Puritan Bennett Incorporated common stock. See Note 21 for additional information about the acquisition activities subsequent to the financial statement date.

The Company's debt as a percentage of invested capital was 31 percent at June 30, 1997. As a result of the purchase of Nellcor Puritan Bennett Incorporated, the Company's debt as a percentage of invested capital will rise significantly. The Company will utilize available cash and cash equivalents and expects to borrow an additional $1.2 billion to fund the common stock tender. The Company will record non-recurring charges related to accounting for the purchase and expects they will be material in amount. The increase in borrowing and non-recurring charges are estimated to result in the Company's debt as a percentage of invested capital to be around 65 percent following the closing of the acquisition.

In April 1992, a shelf registration statement was filed with the Securities and Exchange Commission (SEC) for $250 million of debt securities. As of June 30, 1997, $50 million of securities under the shelf remain unissued. In February 1995, a shelf registration statement was filed with the SEC for $250 million of debt securities. In September 1995 and November 1995, the Company issued $100 million of 6.75% notes due September 15, 2005, and $100 million of 6.5% notes due November 15, 2007, respectively. As of June 30, 1997, $50 million of securities under the February 1995 shelf remain unissued. Net proceeds from the sale of such debt securities would be used for general corporate purposes, except as noted in any prospectus supplement.

As of June 30, 1997, the Company had a $550 million private placement commercial paper program. There were no amounts outstanding under the commercial paper program at June 30, 1997. See Notes 11 and 21 for additional information regarding a new credit facility. Non-U.S. lines of credit totaling $130 million were also available and borrowings under these lines were $6 million at June 30, 1997. These non-U.S. lines are cancelable at any time.

The Company's Board of Directors has authorized repurchase of a total of 47 million shares of its common stock. Thirty six and a half million shares have been purchased under the authorization, 3.7 million during the year ended June 30, 1997.

The Company has a plan for modifying computer software for the year 2000. The cost of the effort is currently estimated to not be material and will be expensed as incurred over the next two years.

Estimated capital spending for the fiscal year ending June 30, 1998 is $160 million.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental protection and occupational safety and health laws and regulations in the United States and foreign countries in which it operates. In addition, the Company has handled, and will continue to deal in or otherwise handle, materials and wastes classified as hazardous or toxic by one or more regulatory agencies.

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

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 1997 and $13 million in 1996. The Company currently estimates that environmental capital expenditures over the next two years will average about $16 million per year.

During 1996, the Company assumed and was compensated for certain costs to remediate various sites in the future. In addition, the Company established additional environmental reserves for discontinued operations. The Company has accruals of $116 million at June 30, 1997 for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites. Any claims for potential recovery have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any gain is contingent upon a successful outcome and has not been accrued.

Based on information presently available, the Company believes any amounts to be paid in excess of the accrued liabilities will not have a material adverse effect on its financial position or results of operations.

RISK MANAGEMENT STRATEGIES

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world, and is subject to certain opportunities and risks, including currency fluctuations and government actions. Mallinckrodt generates a significant portion of its operating earnings and cash flows outside the United States and is positioned to benefit naturally from its use of approximately 19 currencies, as currency fluctuations are often offsetting.

Operations in each country are monitored so that the Company can quickly respond to changing economic and political environments as well as changes in foreign currency exchange rates and interest rates. The Company uses certain derivative financial instruments, principally purchased options, forward contracts and currency swaps, to manage its exposure to fluctuations in foreign exchange and interest rate risk. The Company uses the derivatives with an objective of limiting negative rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels of 50 to 80 percent of currency exposures that subject the Company to risk. The hedges are designed to satisfy the requirements for deferral accounting treatment at inception. Gains and losses in the hedges are expected to be systematically monetized with concurrent reinvestment to replace monetized hedges and maintain overall hedging coverage targets. Additionally, various operational initiatives are employed to help manage business risks. The net impact of foreign exchange activities on earnings was immaterial for 1997, 1996 and 1995, including conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures. The foreign currency translation loss included in shareholders' equity, and resulting from the translation of the financial statements of most of the Company's international affiliates into U.S. dollars, increased by $44 million in 1997 due to the strengthening of the U.S. dollar against the functional currency of many of the Company's international affiliates.

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors................................  25
Responsibility for Financial Reporting........................  26
Information by Business Segment...............................  27
Consolidated Statements of Operations.........................  28
Consolidated Balance Sheets...................................  29
Consolidated Statements of Cash Flows.........................  30
Consolidated Statements of Changes in Shareholders' Equity....  31
Notes to Consolidated Financial Statements....................  32
Quarterly Results.............................................  49

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Inc.

We have audited the accompanying consolidated balance sheets of Mallinckrodt Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997, appearing on pages 27 through 49. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



Ernst & Young LLP
St. Louis, Missouri
July 30, 1997

RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements included in this report are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the financial statements.

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

Mallinckrodt's consolidated financial statements have been audited by Ernst & Young LLP. To express their opinion as to the fairness of the statements in conformity with generally accepted accounting principles, the independent auditors review and evaluate Mallinckrodt's accounting controls and conduct such tests and other procedures as they deem necessary. The Audit Committee of the Board of Directors regularly meets with the independent auditors -- both jointly and separately -- to review financial reporting matters and audit and control functions.



Terry D. Meier
Vice President and Controller
July 30, 1997



Michael A. Rocca
Senior Vice President and Chief Financial Officer
July 30, 1997

INFORMATION BY BUSINESS SEGMENT
(In millions)


                                                Net Sales
                                   ------------------------------
                                     1997       1996      1995
                                   ---------  ---------  ---------
Healthcare.......................  $1,526.7   $1,422.7   $1,336.8
Specialty chemicals..............     334.8      332.0      251.8
Intersegment sales...............       (.3)       (.3)       (.3)
                                   ---------  ---------  ---------
Consolidated.....................  $1,861.2   $1,754.4   $1,588.3
                                   =========  =========  =========

                           Earnings from
                       Continuing Operations
                        Before Income Taxes          Identifiable Assets
                       -----------------------   ----------------------------
                        1997    1996    1995       1997      1996      1995
                       ------- ------- -------   --------  --------  --------
Healthcare...........  $305.7  $309.0  $276.0    $1,667.3  $1,706.7  $1,551.7
Specialty
 chemicals...........    33.1    27.9    20.6       316.3     323.0     291.3
Corporate............   (24.7)  (41.4)  (28.8)    1,004.1     531.9      92.6
Eliminations.........             (.3)     .1
Discontinued
 operations..........                                         509.5     561.0
                       ------- ------- -------
Operating
 earnings............   314.1   295.2   267.9
Interest income and
 other nonoperating
 income (expense),
 net.................    22.0     (.2)   (4.2)
Interest expense.....   (48.1)  (51.3)  (45.1)
                       ------- ------- -------   --------  --------  --------
Consolidated.........  $288.0  $243.7  $218.6    $2,987.7  $3,071.1  $2,496.6
                       ======= ======= =======   ========  ========  ========

                        Capital Expenditures    Depreciation and Amortization
                       ----------------------   -----------------------------
                        1997    1996    1995       1997      1996      1995
                       ------  ------  ------     ------    ------    ------
Healthcare............ $ 87.7  $100.2  $117.4     $105.8    $ 94.9    $ 82.0
Specialty chemicals...   17.5    24.6     9.6       18.9      18.2      13.5
Corporate.............    4.3     4.2     2.6        3.0       4.2       1.6
Discontinued
 operations...........           40.2    31.2                 31.8      27.9
                       ------  ------  ------      ------   ------    ------
Consolidated ......... $109.5  $169.2  $160.8      $127.7   $149.1    $125.0
                       ======  ======  ======      ======   ======    ======


(See Notes 1 and 18 of the Notes to Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                  Years Ended June 30,
                                            ---------------------------------
                                              1997        1996        1995
                                            ---------   ---------   ---------
Net sales................................   $1,861.2    $1,754.4    $1,588.3
Operating costs and expenses:
  Cost of goods sold.....................    1,017.6       956.8       864.8
  Selling, administrative and
   general expenses......................      428.7       420.8       378.0
  Research and development expenses......      108.0        86.1        77.7
  Other operating income, net............       (7.2)       (4.5)        (.1)
                                            ---------   ---------   ---------
Total operating costs and expenses.......    1,547.1     1,459.2     1,320.4
                                            ---------   ---------   ---------

Operating earnings.......................      314.1       295.2       267.9
Interest income and other
 nonoperating income (expense), net......       22.0         (.2)       (4.2)
Interest expense.........................      (48.1)      (51.3)      (45.1)
                                            ---------   ---------   ---------

Earnings from continuing operations
 before income taxes.....................      288.0       243.7       218.6
Income tax provision.....................      102.3        90.0        81.9
                                            ---------   ---------   ---------

Earnings from continuing operations......      185.7       153.7       136.7
Discontinued operations..................        4.4        58.2        43.6
                                            ---------   ---------   ---------

Net earnings.............................      190.1       211.9       180.3
Preferred stock dividends................        (.4)        (.4)        (.4)
                                            ---------   ---------   ---------

Available for common shareholders........   $  189.7    $  211.5    $  179.9
                                            =========   =========   =========


Earnings per common share
Continuing operations....................   $   2.47    $   2.01    $   1.76
Discontinued operations..................        .06         .76         .56
                                            ---------   ---------   ---------
Net earnings.............................   $   2.53    $   2.77    $   2.32
                                            =========   =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                                             June 30,
                                                        ---------------------
ASSETS                                                    1997        1996
                                                        ---------   ---------
Current assets:
  Cash and cash equivalents..........................   $  808.5    $  496.1
  Trade receivables, less allowances of
   $8.4 in 1997 and $9.7 in 1996.....................      356.0       336.8
  Inventories........................................      315.9       341.6
  Deferred income taxes..............................       36.8        38.6
  Other current assets...............................       99.6        39.4
                                                        ---------   ---------
Total current assets.................................    1,616.8     1,252.5
Investments and long-term receivables, less
 allowances of $8.1 in 1997 and $5.6 in 1996.........      126.0        36.1
Property, plant and equipment, net...................      827.9       830.9
Intangible assets....................................      416.2       441.7
Net noncurrent assets of discontinued
 operations..........................................                  509.5
Deferred income taxes................................         .8          .4
                                                        ---------   ---------
Total assets.........................................   $2,987.7    $3,071.1
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt....................................   $   11.7    $  109.4
  Accounts payable...................................      169.3       147.0
  Accrued liabilities................................      396.1       315.9
  Income taxes payable...............................       76.4        38.5
  Net current liabilities of discontinued
   operations........................................                  282.4
  Deferred income taxes..............................         .2          .2
                                                        ---------   ---------
Total current liabilities............................      653.7       893.4
Long-term debt, less current maturities..............      545.2       558.0
Deferred income taxes................................      248.7       106.2
Postretirement benefits..............................      161.9       154.0
Other noncurrent liabilities and deferred credits....      127.0       127.3
                                                        ---------   ---------
Total liabilities....................................    1,736.5     1,838.9
                                                        ---------   ---------
Shareholders' equity:
  4 Percent cumulative preferred stock...............       11.0        11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289 shares......       87.1        87.1
  Capital in excess of par value.....................      305.9       283.5
  Reinvested earnings................................    1,292.6     1,150.7
  Foreign currency translation.......................      (49.9)      (15.3)
  Treasury stock, at cost............................     (395.5)     (284.8)
                                                        ---------   ---------
Total shareholders' equity...........................    1,251.2     1,232.2
                                                        ---------   ---------
Total liabilities and shareholders' equity...........   $2,987.7    $3,071.1
                                                        =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                      Years Ended June 30,
                                                -----------------------------
                                                  1997      1996        1995
                                                -------    -------    -------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings................................    $190.1     $211.9     $180.3
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization.............     127.7      149.1      125.0
  Postretirement benefits...................       7.9       10.9       12.1
  Undistributed equity in earnings
   of joint venture.........................     (17.0)     (25.0)     (19.1)
  (Gains) losses on asset disposals.........    (182.5)     (55.1)        .5
  Deferred income taxes.....................     144.1       30.5       66.6
                                                -------    -------    -------
                                                 270.3      322.3      365.4

  Changes in operating assets and liabilities:
    Trade receivables.. ....................     (34.3)     (62.5)     (44.1)
    Inventories.............................      17.8      (49.5)     (16.3)
    Other current assets....................     (62.0)      (2.7)      (3.2)
    Accounts payable, accrued liabilities
     and income taxes payable, net..........     111.6       22.8      (14.3)
    Net assets of discontinued operations...       9.8      (68.6)       1.4
    Other noncurrent liabilities and
     deferred credits.......................      (4.3)      49.7        2.4
    Other, net..............................      (4.9)     (41.1)      (5.5)
                                                -------    -------    -------
Net cash provided by operating activities...     304.0      170.4      285.8
                                                -------    -------    -------

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures........................    (109.5)    (169.2)    (160.8)
Acquisition spending........................     (16.8)    (153.9)    (111.5)
Proceeds from asset disposals...............     412.8      120.5       21.2
Other, net..................................      (6.7)       5.1      (24.9)
                                                -------    -------    -------
Net cash provided (used) by investing
 activities..................................    279.8     (197.5)    (276.0)
                                                -------    -------    -------

CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt.......   (103.8)     511.7       19.9
Proceeds from long-term debt.................      1.1      199.5        3.2
Payments on long-term debt...................    (10.2)    (103.7)     (10.3)
Issuance of Mallinckrodt common stock........     39.6       31.0        8.0
Acquisition of treasury stock................   (149.9)    (130.5)     (15.4)
Dividends paid...............................    (48.2)     (45.7)     (42.2)
                                                -------    -------    -------
Net cash provided (used) by financing
 activities..................................   (271.4)     462.3      (36.8)
                                                -------    -------    -------
Increase (decrease) in cash and cash
 equivalents.................................    312.4      435.2      (27.0)
Cash and cash equivalents at beginning
 of year.....................................    496.1       60.9       87.9
                                                -------    -------    -------
Cash and cash equivalents at end of year.....   $808.5     $496.1     $ 60.9
                                                =======    =======    =======

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                                        Capital in
                       Preferred Common Excess of  Reinvested        Treasury
                        Stock    Stock  Par Value  Earnings   Other    Stock
                       -------- ------ ---------- ----------  ------ --------
BALANCE, JUNE 30, 1994.. $11.0    $87.1   $268.2   $  846.4  $(34.2)  $(162.6)
Net earnings............                              180.3
Dividends:
 4 Percent cumulative
  preferred stock
  ($4.00 a share).......                                (.4)
 Common stock
  ($.545 a share).......                              (41.8)
Stock option exercises..                     2.0                          6.2
Income tax benefit from
 stock options
 exercised..............                     3.9
Acquisition of treasury
 stock..................                                                (15.4)
Translation adjustment..                                       24.9
Other...................                                                 (4.1)
                          ------- ------ ---------- --------- -------   ------
BALANCE, JUNE 30, 1995..  11.0     87.1    274.1      984.5    (9.3)   (175.9)
Net earnings............                              211.9
Dividends:
 4 Percent cumulative
  preferred stock
  ($4.00 a share).......                                (.4)
 Common stock
  ($.605 a share).......                              (45.3)
Stock option exercises..                     8.1                         21.6
Income tax benefit from
 stock options
 exercised..............                     1.3
Acquisition of treasury
 stock..................                                               (130.5)
Translation adjustment..                                       (6.0)
                         -------- -----  ---------- --------  -------  ------
BALANCE, JUNE 30, 1996..  11.0     87.1    283.5    1,150.7   (15.3)   (284.8)
Net earnings............                              190.1
Dividends:
 4 Percent cumulative
  preferred stock
  ($4.00 a share).......                                (.4)
Common stock
 ($.65 a share).........                              (47.8)
Stock option exercises..                     6.7                         27.2
Income tax benefit from
 stock options
 exercised .............                     5.7
Acquisition of treasury
 stock..................                                               (149.9)
Issuance of stock
 related to an
 acquisition............                    10.0                         12.0
Translation adjustment,
 net of $9.3 translation
 loss included in
 discontinued
 operations.............                                      (34.6)
                         -------  ------  -------  --------  -------  --------
BALANCE, JUNE 30, 1997.. $11.0    $87.1   $305.9   $1,292.6  $(49.9)  $(395.5)
                         =======  ======  =======  ========  =======  ========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share amounts)

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses during the reporting period, as well as amounts included in the Notes. While the Company uses its best estimates and judgments, actual results could differ from these estimates.

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

Derivative Financial Instruments

The Company hedges a portion of its anticipated foreign currency exposure using certain derivative financial instruments, primarily purchased options with little or no intrinsic value at time of purchase, forward contracts and currency swaps. These contracts are designated and effective as hedges of the Company's consolidated foreign exchange exposures. Gains on option contracts that are designated as hedges (including open, matured and terminated contracts), and which have nominal intrinsic value at the time of purchase, are deferred and recognized in earnings at the time the underlying hedged exposure occurs. Premiums on purchased options are recorded as assets and amortized over the life of the option. Realized and unrealized gains on options relating to exposures that are no longer probable of occurring are included as foreign exchange gains in the accompanying Consolidated Statement of Operations.

Anticipated foreign currency exposures arise from highly probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business.

The Company uses forward foreign exchange contracts and currency swaps to hedge intercompany financial activity denominated in currencies other than the functional currency of the entity involved. Forward contracts and currency swaps are carried off-balance-sheet with unrealized and realized gains and losses included in the measurement and recording of the hedged transactions.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees."

Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. See Note 15 for the fair value disclosures required under SFAS 123.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, administrative and general expenses. Advertising expense was $20.5 million, $19.1 million and $18.5 million in 1997, 1996 and 1995, respectively.

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Statement changes the method of determining segments from that currently required, and requires the reporting of certain information about such segments. The Company has not determined how its segments will be reported or whether and to what extent segment information will differ from that currently presented.

In June 1997, the FASB issued Statement No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements.

In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (SFAS 128), which requires adoption in the quarter ended December 31, 1997, and prohibits early compliance. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of 4 cents for 1997 and 1996, and 3 cents per share for 1995. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not material.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," which will be effective in 1998. SOP 96-1 is not expected to have a material impact on the Company's financial position and results of operations, nor will it affect cash flows.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company adopted the provisions of this statement effective July 1, 1996. There was no impact on the ongoing results of operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 1   CHANGES IN BUSINESS

DISCONTINUED OPERATIONS

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture with Hercules Incorporated. The Company recorded a gain on divestiture, net of taxes, of $270.6 million. Earnings net of tax from the divested business for 1997, 1996 and 1995 were zero, $18.6 million and $15.8 million, respectively. The disposition included the assumption of $510 million of debt of Fries & Fries, Inc. by the buyer. Interest expense related to the assumed debt of $22.4 million and $2.5 million for the years ended June 30, 1997 and 1996, respectively, is included in the above Fries & Fries, Inc. net aftertax results reclassified as discontinued operations.

On June 30, 1997, the Company disposed of the animal health segment for cash plus the assumption of certain liabilities. The Company recorded a loss on divestiture, including taxes, of $269.4 million. The Company has retained various parcels of idle real property, and efforts are under way to divest these assets. In addition, environmental liabilities, certain facility leases, and certain liabilities for employee benefits, including postretirement benefits, remain with the Company. Reserves have been established to address the remaining liabilities. Earnings net of tax from the divested business for 1997, 1996 and 1995 were $5.8 million, $18.9 million and $11.4 million, respectively. Interest expense related to debt assumed by the buyer of $5.6 million, $5.0 million and $10.4 million for the years ended June 30, 1997, 1996 and 1995, respectively, is included in the above animal health segment net aftertax results reclassified as discontinued operations.

In October 1995, the Company sold its feed ingredients business. The gain on sale, net of taxes, was $35.4 million and earnings, net of taxes, from the divested business for 1996 and 1995 were $4.4 million and $20.2 million, respectively.

Discontinued operations for 1997, 1996 and 1995 also included other charges, primarily for environmental and litigation costs related to previously divested operations, of $2.6 million, $19.1 million and $3.8 million, respectively.

The following schedule summarizes the components, net of tax, of discontinued operations presented on the Consolidated Statement of Operations.

                                     1997      1996      1995
                                    -------   -------   -------
Fries & Fries, Inc.
  Gain on divestiture............   $270.6
  Earnings from operations.......             $ 18.6    $ 15.8
Animal health segment
  Loss on divestiture............   (269.4)
  Earnings from operations.......     5.8      18.9      11.4
Feed ingredients business
  Gain on divestiture............               35.4
  Earnings from operations.......                4.4      20.2
Environmental costs/other........     (2.6)    (19.1)     (3.8)
                                    --------  --------  -------
Discontinued operations..........   $  4.4    $ 58.2    $ 43.6
                                    ========  ========  =======

Fries & Fries, Inc. and the animal health segment were reclassified to discontinued operations effective December 31, 1996 and March 31, 1997, respectively. The feed ingredients business was classified to discontinued operations effective September 30, 1995. All prior periods of the Consolidated Statement of Operations and Consolidated Balance Sheet have been reclassified to reflect this presentation. Disclosures included in the Notes to Consolidated Financial Statements relate to continuing operations, unless otherwise indicated.

ACQUISITIONS

In November 1996, the Company acquired D.M. Graham Laboratories,
Inc., a contract manufacturer of dosage pharmaceuticals and a licensed producer of a variety of medicinal narcotics, for $22 million of the Company's common stock.

In January 1996, the Company acquired Liebel-Flarsheim Company, a manufacturer of contrast media power injector systems for diagnostic imaging procedures, X-ray components and specialized equipment for diagnostic urology procedures, for $70.3 million. In December 1995, King Pharmaceuticals' product line of specialty analgesic pharmaceuticals was acquired for $32.4 million.

Alton Dean, Inc., a manufacturer of products that warm sterile intravenous and irrigation solutions used during and after surgery, was acquired in June 1995 for $8.5 million. In February 1995, the Company acquired J.T. Baker Inc., a manufacturer of laboratory, process and microelectronic chemicals, for $95.0 million.

The above acquisitions were accounted for as purchases, and results of operations were included in the consolidated financial statements from their respective acquisition dates. Results of operations for the periods prior to acquisition were not material to Mallinckrodt.

RESTRUCTURING PROGRAMS

In the fourth quarter of 1994, the Company recorded a restructuring charge of $73.9 million, $45.8 million after taxes, or $.59 per share, relating to its healthcare operations. The restructuring charge included the reorganization of the medical specialty oriented U.S. sales structure into a unified organization divided into geographical districts; reorganization to reduce, centralize and standardize certain non-sales functions and management processes; rationalization of manufacturing operations for substantial worldwide cost and sourcing improvements; and severance costs related to an associated workforce reduction. Pretax cash expenditures for this restructuring are expected to approximate the original estimate of $65 million, consisting of $28 million for severance costs for about 500 people at various locations around the world, $15 million for consulting, $13 million for manufacturing rationalization and $9 million for other items. The $9 million noncash pretax portion of the charge primarily related to manufacturing rationalization. Approximately $58 million of cash expenditures were incurred through June 30, 1997. The majority of the remaining cash expenditures will occur in 1998 with the largest single category related to severance for previously terminated employees. Restructuring actions are complete at June 30, 1997 and no material adjustments to the original reserve have been required.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 75,060,227 for 1997; 76,343,392 for 1996; and 77,458,114 for
1995.

NOTE 3   SUPPLEMENTAL CASH FLOW INFORMATION
                                                  1997    1996    1995
                                                 ------  ------  ------
Interest paid.................................   $ 46.7  $48.6   $47.9
Income taxes paid.............................     82.2   65.0    42.5
Noncash investing and financing activities:
 Issuance of stock related to an acquisition..     22.0
 Assumption of liabilities related
  to acquisitions.............................      2.3   21.5    42.4
 Preferred stock received related
  to a divestiture............................     88.9
 Principal amount of debt assumed
  by buyers in conjunction with divestitures..    530.6


The supplemental cash flow information for 1996 and 1995 has not been restated for the divestitures of Fries & Fries, Inc., the animal health segment and the feed ingredients business.

NOTE 4 - INVENTORIES

At JUNE 30,                               1997        1996
                                        ---------   ---------
Raw materials and supplies.........     $  114.5    $  129.9
Work in process....................         45.9        70.7
Finished goods.....................        155.5       141.0
                                        ---------   ---------
                                        $  315.9    $  341.6
                                        =========   =========

NOTE 5 - INVESTMENTS AND LONG-TERM RECEIVABLES

AT JUNE 30,                               1997        1996
                                        ---------   ---------
Preferred stock received related to
 a divestiture.....................     $   88.9
Other investments, net.............         32.9    $   33.6
Other long-term receivables, net...          4.2         2.5
                                        ---------   ---------
                                        $  126.0    $   36.1
                                        =========   =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30,                               1997        1996
                                        ---------   ---------

Land...............................     $   51.7    $   52.3
Buildings and leasehold
 improvements......................        321.9       312.9
Machinery and equipment............        891.2       835.6
Construction in progress...........         65.3        64.6
                                        ---------   ---------
                                         1,330.1     1,265.4
Accumulated depreciation...........       (502.2)     (434.5)
                                        ---------   ---------
                                        $  827.9    $  830.9
                                        =========   =========

Capitalized interest costs were $0.7 million in 1997, $1.6 million in 1996 and $1.3 million in 1995.

NOTE 7 - INTANGIBLE ASSETS

AT JUNE 30,                                1997       1996
                                        ---------   ---------

Goodwill and other intangibles.....     $  444.7    $  455.1
Patents and technology.............         63.8        70.3
                                        ---------   ---------
                                           508.5       525.4
Accumulated amortization...........       (111.4)     (103.7)
                                        ---------   ---------
                                           397.1       421.7
Deferred charges, net..............         19.1        20.0
                                        ---------   ---------
                                        $  416.2    $  441.7
                                        =========   =========

Goodwill and other intangibles are amortized primarily on a straight-line basis over 3 to 40 years (weighted average life of 22 years). Patents and technology are amortized over estimated useful lives of 3 to 25 years (weighted average life of 18 years).

The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

NOTE 8 - FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in various currencies. The Company uses certain derivative financial instruments to manage its exposure to foreign currency exchange risk, principally purchased options, forward contracts and currency swaps. These contracts reduce the Company's overall exposure to exchange rate fluctuations and minimize the negative impact of unfavorable exchange rate movements by effectively fixing the transaction cost to the Company.

The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other European currencies highly correlated with the German deutsche mark and the Japanese yen. The U.S. dollar value of non-U.S. dollar denominated sales increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens against these currencies. Correspondingly, the U.S. dollar value of non-U.S. dollar denominated costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens against these currencies. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

To mitigate the short-term effect of changes in currency exchange rates on the Company's consolidated performance, the Company hedges a portion of its non-U.S. dollar denominated exposures by entering into forward foreign exchange contracts and purchasing currency options. These forward contracts and options generally have terms of less than two years. At the time of purchase, the currency options have little or no intrinsic value.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its short-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company periodically enters into interest rate swaps and option contracts. Certain of these swaps are intended to better match the Company's floating rate interest income to the fixed rate interest expense on its debt and to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates.

Information on the duration, notional value, purpose and fair value of instruments outstanding as of June 30, 1997 is provided below:

          Principal (Notional) Amount by Expected Maturity
             (In millions, except average exchange rate)

                                                                   Fair Value
                                                                      As of
                                    FY1998  FY1999  FY2000  Total    6/30/97
                                    ------  ------  ------  -----  -----------
Purchased option contracts to sell
 for U.S.$ related to anticipated
 cross currency sales

Deutsche mark
  Notional value                     $12.5   $33.5          $46.0     $2.7
  Average strike price              1.6301  1.6206

Yen
  Notional value                     $27.0   $20.0          $47.0     $1.1
  Average strike price              111.04  115.48

Forward contracts and currency
 swaps related to intercompany
 financial transactions
 and long-term debt

Sale of pounds sterling
  Notional value                      $5.3                   $5.3     $5.2
  Exchange rate                       0.60

Sale of deutsche mark
  Notional value                      $7.7                   $7.7     $7.7
  Exchange rate                     1.7544

Interest rate swaps and options
 Related to U.S.$ leases, the
 Company pays fixed/receives
 variable
  Notional value                                     $35.6  $35.6    $(2.8)
  Fixed rate, 9.9%
  Floating rate, LIBOR + 0.70%


FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheet are cash, short-term investment vehicles, short-term debt and long-term debt. In the aggregate, these instruments were carried at amounts approximating fair value at June 30, 1997 and 1996. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. See
Note 12 for the disclosure of fair value of long-term debt.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which expose Mallinckrodt to credit risk are short-term investments (cash equivalents), trade receivables and derivatives. The Company mitigates the risk that counterparties to short-term investments and derivatives will fail to perform by contracting only with major financial institutions having high credit ratings. Mallinckrodt considers the likelihood of counterparty failure to be remote.

Trade receivables stem from the Company's worldwide operations and reflect Mallinckrodt's diverse customer base. The Company periodically assesses the financial strength of its customers and obtains proof of creditworthiness, as necessary, prior to extending credit. Consequently, Mallinckrodt does not have a material concentration of credit risk, either by transaction type, product line or geographic region.

NOTE 9 - INCOME TAXES

Income taxes included in the Consolidated Statement of Operations were:

                                      1997     1996     1995
                                     -------  -------  --------
Continuing operations............... $102.3   $ 90.0   $  81.9
Discontinued operations:
 Sale of Fries & Fries, Inc.........  158.9
 Fries & Fries, Inc. operations.....    (.5)    10.8       9.5
 Sale of animal health segment......   21.9
 Animal health segment operations...   11.4     11.0       6.9
 Sale of feed ingredients business..            19.3
 Feed ingredients business
  operations........................             2.2      12.2
 Other..............................   (1.4)   (10.3)     (2.1)
                                     -------  -------  --------
 Total discontinued operations......  190.3     33.0      26.5
                                     -------   -------  -------
                                     $292.6    $123.0   $108.4
                                     =======   =======  =======

The geographical sources of earnings from continuing operations before income taxes were:

                                     1997      1996      1995
                                    -------   -------   -------
U.S...............................  $177.2    $138.3    $158.3
Outside U.S.......................   110.8     105.4      60.3
                                    -------   -------   -------
                                    $288.0    $243.7    $218.6
                                    =======   =======   =======

The components of the income tax provision charged to continuing operations follow:

                                     1997     1996      1995
                                    -------  -------   -------
Current:
  U.S. Federal....................  $ 46.3    $ 30.8    $  5.6
  U.S. state and local............     7.8       4.9       2.7
  Outside U.S.....................    26.7      27.7      18.7
                                    -------   -------   -------
                                      80.8      63.4      27.0
                                    -------   -------   -------
Deferred:
  U.S. Federal....................     8.8      20.5      35.6
  U.S. state and local............     2.7       2.6       5.1
  Outside U.S.....................    10.0       3.5      14.2
                                    -------   -------   -------
                                      21.5      26.6      54.9
                                    -------   -------   -------
                                    $102.3     $90.0     $81.9
                                    =======   =======   =======

The Company had the following deferred tax balances at June 30, 1997 and 1996:
                                     1997      1996
                                    -------   -------
Deferred tax assets:
 Restructuring accruals...........  $ 21.0    $ 24.6
 Pensions and deferred
  compensation....................    15.4      16.2
 Net operating losses.............     6.4       7.6
 Alternative minimum tax credit...               7.7
 Environmental accruals...........    24.0      20.6
 Other, net.......................              19.2
                                    -------   -------
Gross deferred tax assets.........    66.8      95.9
 Valuation allowance..............   (22.8)     (5.2)
                                    -------   -------
Total deferred tax assets.........    44.0      90.7
                                    -------   -------
Deferred tax liabilities:
 Property, plant and equipment....   126.6      91.0
 Receivables......................    47.8      40.0
 Intangible assets................    55.6      27.1
 Other, net.......................    25.3
                                    -------   -------
Total deferred tax liabilities....   255.3     158.1
                                    -------   -------
Net deferred tax liabilities......  $211.3    $ 67.4
                                    =======   =======

The tax benefit of the Company's net operating loss carryforwards of $6.4 million relates primarily to its non-U.S. operations, and $2.8 million of the tax benefit will expire in years 2000 through 2010. The remaining $3.6 million of the tax benefit relates to net operating loss carryforwards with indefinite carryforward periods.

Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were:
                                     1997      1996      1995
                                    -------   -------   -------

Computed tax at the U.S. Federal
 statutory rate...................  $100.8    $ 85.3    $ 76.5
State income taxes, net of
 Federal benefit..................     6.8      4.8        4.9
Other items.......................    (5.3)     (.1)        .5
                                    -------   -------   -------
Income tax provision..............  $102.3    $ 90.0    $ 81.9
                                    =======   =======   =======

Effective tax rate................   35.5%     36.9%     37.5%

Undistributed earnings of certain subsidiaries outside the U.S. are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries, which aggregated $235.4 million at June 30, 1997.

NOTE 10 - ACCRUED LIABILITIES

AT JUNE 30,                                    1997      1996
                                              ------    ------
Compensation and benefits...............      $ 98.8    $ 57.3
Environmental liabilities...............        73.5      56.0
Other...................................       223.8     202.6
                                              ------    ------
                                              $396.1    $315.9
                                              ======    ======

NOTE 11 - LINES OF CREDIT

The Company has a $550 million private placement commercial paper program. The program had been backed by a $550 million U.S. credit line, which has subsequently been cancelled and replaced by the $1.6 billion revolving credit facility expiring July 24, 2002 as referenced in Note 21. No amounts were outstanding under either the commercial paper program or the credit agreement at June 30, 1997. The availability of a private placement commercial paper program is dependent on the review by the rating agencies of the financial condition of the Company subsequent to the acquisition of Nellcor Puritan Bennett Incorporated.

Non-U.S. lines of credit totaling $130.4 million were also available, and borrowings under these lines amounted to $5.6 million at June 30, 1997. These non-U.S. lines are cancelable at any time.

NOTE 12 - DEBT

The components of short-term debt were:


AT JUNE 30,                                    1997      1996
                                              -------   -------
Notes payable.............................    $  5.6    $104.4
Current maturities of long-term debt......       6.1       5.0
                                              -------   -------
                                              $ 11.7    $109.4
                                              =======   =======
The components of long-term debt were:


                                   Fair Value              Carrying Amount
                                ----------------        --------------------
AT JUNE 30,                      1997     1996            1997      1996
                                -------  -------        --------    --------
9.875% debentures due
 with an initial payment
 of $.9 million in 2002
 and annual installments
 of $15.0 million beginning
 in 2003, with final
 payment in 2011..............  $153.7    $153.2        $135.0      $134.9
7% debentures due 2013........    98.3      89.9          98.7        98.6
6.75% notes due 2005..........   102.0      95.7          99.4        99.4
6.5% notes due 2007...........    98.6      90.7          98.6        98.5
6% notes due 2003.............    98.2      93.1          99.5        99.4
Other.........................    20.1      32.2          20.1        32.2
                                                        --------    -------
                                                         551.3       563.0
Less current maturities.......                             6.1         5.0
                                                        --------    -------
                                                        $545.2      $558.0
                                                        ========    =======


See Note 21 for additional information about acquisition activities subsequent to the financial statement date and the impact on future borrowing activities.

Maturities of long-term debt for the next five years are: 1998-$6.1 million; 1999-$8.5 million; 2000-$.8 million; 2001-$.7 million, and 2002-$1.6 million. The 9.875% debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

The weighted average interest rates on short-term borrowings at June 30, 1997 and 1996 were 4.5% and 5.8%, respectively.

NOTE 13 - PENSION AND INVESTMENT PLANS

The Company has pension plans covering substantially all of its U.S. employees. These plans provide for retirement benefits based on years of service and the level of compensation for the highest three to five years occurring generally within a period of up to 10 years prior to retirement. Contributions to the U.S. plans meet ERISA minimum funding requirements.

The components of net periodic pension costs are as follows:

                                     1997     1996     1995
                                    ------   ------   ------
Service cost......................   $24.1    $20.4    $18.9
Interest cost on projected
 benefit obligation...............    35.8     35.3     31.7
Earnings on plan assets...........   (36.4)   (64.3)   (24.0)
Net amortization and deferral.....     7.1     35.4     (6.3)
Special termination benefits and
 curtailment gains/losses, net....     8.0      2.2      0.6
                                    ------   ------   -------
                                     $38.6    $29.0    $20.9
                                    ======   ======   =======

U.S. pension expense in 1997, 1996 and 1995 was $34.4 million, $25.8 million and $17.9 million, respectively.

Assumptions used in determining the actuarial present value of benefit obligations for U.S. pension plans follow:

                                     1997      1996      1995
                                    ------    ------    ------
Discount rate.....................   8.0%      7.75%     8.5%
Long-term rate of return
 on plan assets...................   9.5%      9.0%      9.5%
Compensation increase rate........   5.0%      5.0%      5.5%

The plans' assets primarily relate to U.S. plans and consist principally of corporate equities, U.S. government debt securities and units of participation in a collective short-term investment fund.

The Company also sponsors six defined contribution investment plans for U.S. employees. Participation in these plans is voluntary. Substantially all U.S. employees are eligible to participate. Expenses related to the plans consist primarily of Company contributions, which are based on percentages of certain employee contributions, plus discretionary amounts determined on an annual basis. Defined contribution investment plan expense for 1997, 1996 and 1995 was $12.5 million, $14.0 million and $12.4 million, respectively.

The funded status of U.S. and significant non-U.S. pension plans and amounts recognized in the Consolidated Balance Sheet follow:


                                        1997               1996
                           -----------------------   ------------------------
                           Plans with   Plans with   Plans with   Plans with
                           Assets in    Accumulated  Assets in    Accumulated
                           Excess of    Benefits     Excess of    Benefits
                           Accumulated  in Excess    Accumulated  in Excess
                           Benefits     of Assets    Benefits     of Assets
                           -----------  -----------  -----------  ------------
Assets at fair value......   $356.9       $ 34.5        $377.3       $ 30.4
Actuarial present value
 of benefit obligation:
  Vested benefits.........    251.0         67.1         303.3         59.7
  Nonvested benefits......     39.3          5.9           9.0          3.1
                           -----------  -----------  -----------  -----------
  Accumulated benefit
   obligation.............    290.3         73.0         312.3         62.8
  Projected future salary
   increases..............     79.2         11.5          88.1         17.1
                           -----------  -----------  -----------  -----------
  Projected benefit
   obligation.............    369.5         84.5         400.4         79.9
                           -----------  -----------  -----------  -----------
Projected benefit
 obligation in excess
 of plan assets...........    (12.6)       (50.0)        (23.1)       (49.5)
Items not yet recognized
 in earnings:
  Unrecognized prior
    service cost..........      0.3          8.9           1.0         10.8
  Unrecognized net (gain)
   loss...................     (7.5)        (7.8)         12.0         (8.0)
  Unamortized transition
   (asset) liability......     (1.3)         5.6          (1.4)         8.3
                           -----------  ----------   -----------  -----------
Accrued pension
 liability................   $ (21.1)     $(43.3)       $(11.5)      $(38.4)
                           ===========  ===========  ===========  ===========

The pension and investment plan information presented above includes related amounts for the divested animal health segment, except for 1997 pension expense, assets and liabilities of non-U.S. animal health segment pension plans that were assumed by the buyer. Mallinckrodt retained all pension assets and liabilities relating to the frozen pension benefits of U.S. animal health segment employees.

NOTE 14 - POSTRETIREMENT BENEFITS

Mallinckrodt provides certain healthcare benefits for U.S. salaried and hourly retired employees through various self-insured programs. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements while working for the Company.

The postretirement benefit information presented below includes related amounts for the divested animal health segment, except for the accrued postretirement benefit cost of active animal health segment employees which was assumed by the buyer.

The components of periodic postretirement benefits costs are as follows:
                                        1997      1996     1995
                                      ------     ------   ------
Service cost for benefits
 earned during the year............   $  5.2     $ 4.8    $ 4.9
Interest cost on benefit
 obligation........................     11.6      13.0     13.0
Amortization of unrecognized
 net loss and prior service cost...       .2                 .6
                                       -----    ------    -----
                                       $17.0     $17.8    $18.5
                                       =====    ======    =====

The following table presents the plans' funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheet:


                                               1997     1996
                                              -------  -------
Accumulated postretirement benefit
 obligation (APBO):
  Retirees.................................   $ 79.7    $ 88.1
  Active employees.........................     46.2      64.0
                                              -------   ------
Accumulated postretirement benefit
 obligation in excess of plan assets.......    125.9     152.1
Unrecognized net gain......................     18.1       7.7
Unrecognized prior service cost............     17.9      (5.8)
                                              -------   -------
Accrued postretirement benefit cost........   $161.9    $154.0
                                              =======   =======

The discount rates used in determining the APBO for 1997 and 1996
were 8.0 percent and 7.75 percent,  respectively.   Changes in plan
provisions for both retirees and active employees reduced the APBO by $24.6 million in 1997.

The assumed medical plan cost trend rates used in measuring the APBO were 8.5 percent and 9.0 percent for 1997 and 1996, respectively, gradually declining to 4.75 percent in 2006 and thereafter. A one percentage point increase in the healthcare cost trend rate would increase the APBO for 1997 by $10.4 million and the aggregate service and interest cost by $1.2 million.

NOTE 15 - STOCK PLANS

Three non-qualified stock option plans provide for granting options to purchase shares of common stock at prices not less than 100 percent of market price (as defined) at the date of grant. Options under these plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility.

The pro forma information regarding net income and earnings per share required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

             Assumptions                     1997       1996
             -----------                    ------     ------
     Risk free interest rate                 6.32%      5.46%
     Expected dividend yield of stock        1.53%      1.53%
     Expected volatility of stock            25.4%      30.0%
     Expected life of option (years)          4.5        4.1

The weighted average fair values of options granted during 1997 and 1996 were $11.09 and $10.06, respectively.

The estimated fair value of the options is amortized to expense over the options' vesting period. Because the SFAS 123 method of accounting has been applied only to grants after June 30, 1995, the following effects on net income and EPS may not be representative of the effects on reported net income for future years. The Company's pro forma information follows (in millions, except for earnings per share information):


                                         1997              1996
                                        ------            ------
  Net income:
     As reported                        $190.1            $211.9
     Pro forma                           183.6             209.9

  Earnings per share:
     As reported                         $2.53             $2.77
     Pro forma                            2.44              2.75

A summary of the Company's stock option activity and related information for years ended June 30 follows:

                                              1997
                                  -----------------------------
                                  Number         Weighted Avg.
                                  of Options     Exercise Price
                                  ----------     --------------
Outstanding-beginning of year      6,262,753        $31.54
Granted                            1,118,170         38.54
Exercised                         (1,143,868)        29.60
Canceled                            (415,739)        35.77
                                  -----------
Outstanding-end of year            5,821,316         32.96
                                  ===========
Exercisable at end of year         4,275,547         31.40
Reserved for future option grants  1,939,615

                                              1996
                                  -----------------------------
                                  Number         Weighted Avg.
                                  of Options     Exercise Price
                                  ----------     --------------
Outstanding-beginning of year      6,126,649        $30.14
Granted                            1,449,622         34.97
Exercised                         (1,071,373)        27.75
Canceled                            (242,145)        33.38
                                  -----------
Outstanding-end of year            6,262,753         31.54
                                  ===========
Exercisable at end of year         4,300,204         30.60
Reserved for future option grants  2,642,164

                                              1995
                                  -----------------------------
                                  Number         Weighted Avg.
                                  of Options     Exercise Price
                                  ----------     --------------
Outstanding-beginning of year      5,351,732        $30.00
Granted                            1,419,656         29.92
Exercised                           (371,913)        22.14
Canceled                            (272,826)        37.17
                                  -----------
Outstanding-end of year            6,126,649         30.14
                                  ===========
Exercisable at end of year         4,213,833         29.55
Reserved for future option grants  3,833,618

Outstanding stock options will expire over a period ending no later than December 8, 2006. The average exercise price of outstanding stock options at June 30, 1997 was based on an aggregate exercise price of about $192 million. The weighted average remaining contractual life of those options is 6.7 years. Further breakdown of this range follows:


                       Options Currently Outstanding
                -----------------------------------------------
                 Number        Weighted Avg.     Weighted Avg.
  Price Range    of Options    Exercise Price    Remaining Life
--------------  -----------    --------------    --------------
$13.06 - 29.98    1,705,476        $25.30              5.3
 30.13 - 34.79    1,395,291         33.87              7.7
 35.01 - 44.47    2,720,549         37.30              7.0

                     Options Exercisable
                 ----------------------------
                 Number        Weighted Avg.
  Price Range    of Options    Exercise Price
--------------  -----------    --------------
$13.06 - 29.98    1,705,476        $25.30
 30.13 - 34.79      911,125         33.43
 35.01 - 44.47    1,658,946         36.55

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

NOTE 16 - CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1997, of par value $100, 4 percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 a share. During the three years ended June 30, 1997, the number of issued and outstanding shares did not change.

The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during the three years ended June 30, 1997.

Each outstanding common share includes a non-voting common stock purchase right. If a person or group acquires or has the right to acquire 20 percent or more of the common stock or commences a tender offer for 30 percent or more of the common stock, the rights become exercisable by the holder, who may then purchase $320 worth of common stock for $160 unless, in lieu thereof, the Board of Directors causes the exchange of each outstanding right for one share of common stock (in either case, exclusive of the rights held by the acquiring person or group which are voided). In the event of a merger or sale of 50 percent or more of the Company's assets, the rights may in certain circumstances entitle the holder to purchase $320 worth of stock in the surviving entity for $160. The rights may be redeemed by the Board at a price of 5 cents per right at any time before they become exercisable, and unless exercised, they will expire February 28, 2006.

The Company has a three-year incentive award program for executive officers, and the current cycle expired June 30, 1997. It is anticipated that the Company will implement a new three-year cycle of its long-term incentive plan, effective July 1, 1997.

Common shares reserved at June 30, 1997 consisted of the following:

Exercise of common stock purchase rights................ 81,033,413
Exercise of stock options and granting of stock awards..  8,760,971
                                                         ----------
                                                         89,794,384
                                                         ==========
Changes in the number of shares of common stock issued and in treasury were as follows:

                                   1997          1996          1995
                                ----------    ----------    ----------
Common stock issued...........  87,116,289    87,116,289    87,116,289
Treasury common stock:
 Balance, beginning of year...  12,835,721    10,365,203    10,110,056
 Stock options exercised......  (1,143,868)   (1,071,373)     (371,913)
 Purchased....................   3,654,995     3,540,018       499,854
 Issuance of stock related
  to an acquisition...........    (503,001)
 Cancellations of restricted
  shares......................                     1,873       127,206
                                -----------   -----------   -----------
 Balance, end of year.........  14,843,847    12,835,721    10,365,203
                                -----------   -----------   -----------
Common stock outstanding,
 end of year..................  72,272,442    74,280,568    76,751,086
                                ===========   ===========   ===========


NOTE 17 - INTERNATIONAL OPERATIONS

Export sales to unaffiliated customers included in U.S. sales were:

                            1997      1996      1995
                           ------    ------    ------
Europe................     $ 60.8    $ 56.1    $ 21.8
Asia/Pacific..........       63.9      59.3      39.3
Latin America.........       31.9      27.3      20.9
Canada................        7.6       6.2       6.2
                           ------    ------    ------
Total.................     $164.2    $148.9    $ 88.2
                           ======    ======    ======

Net sales, earnings from continuing operations before income taxes, and identifiable assets by geographic areas follow:



1997           United             Asia/    Latin
               States   Europe   Pacific   America   Canada    Total
              --------  ------   -------   -------   ------   --------
Gross sales   $1,468.5  $477.4    $102.2    $37.7    $107.3   $2,193.1
Intercompany     117.2   127.8       3.1     10.3      73.5      331.9
              --------  ------   -------   ------    ------   --------
Net sales     $1,351.3  $349.6    $ 99.1    $27.4    $ 33.8   $1,861.2
              ========  ======   =======   ======    ======   ========

1996           United             Asia/    Latin
               States   Europe   Pacific   America   Canada     Total
              --------  ------   -------   -------   ------   --------
Gross sales   $1,344.8  $449.8    $107.5    $20.7    $ 86.7   $2,009.5
Intercompany      87.4   107.0       1.8      2.6      56.3      255.1
              --------- ------    ------    -----    ------   --------
Net sales     $1,257.4  $342.8    $105.7    $18.1     $30.4   $1,754.4
              ========= ======    ======    =====    ======   ========

1995           United             Asia/    Latin
               States   Europe   Pacific   America   Canada     Total
              --------  ------   -------   -------   ------   --------

Gross sales   $1,219.2  $408.5    $114.7    $16.9    $77.4    $1,836.7
Intercompany     104.5    93.6       1.4      2.9     46.0       248.4
              --------  ------    ------    -----    -----    --------
Net sales     $1,114.7  $314.9    $113.3    $14.0    $31.4    $1,588.3
              ========  ======    ======    =====    =====    ========



EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                        1997        1996        1995
                                          ---------   ---------   ---------
United States...........................    $231.5      $231.1      $206.5
Europe..................................      85.9        95.0        82.6
Asia/Pacific............................       4.7         6.1         7.0
Latin America...........................       4.8         2.7         3.2
Canada..................................       8.0         6.4         4.9
Corporate...............................     (24.7)      (41.4)      (28.8)
Eliminations............................       3.9        (4.7)       (7.5)
                                          ---------   ---------   ---------
Operating earnings......................     314.1       295.2       267.9
Interest income and other nonoperating
 income (expense), net..................      22.0         (.2)       (4.2)
Interest expense........................     (48.1)      (51.3)      (45.1)
                                          ---------   ---------   ---------
Consolidated                                $288.0      $243.7      $218.6
                                          =========   =========   =========

ASSETS
United States...........................  $1,380.4    $1,374.3    $1,257.6
Europe..................................     481.4       519.6       477.0
Asia/Pacific............................      45.5        60.0        51.5
Latin America...........................      33.7        23.4        15.7
Canada..................................      42.6        52.4        41.2
Corporate...............................   1,004.1       531.9        92.6
Discontinued operations.................                 509.5       561.0
                                          ---------   ---------   ---------
Consolidated............................  $2,987.7    $3,071.1    $2,496.6
                                          =========   =========   =========


Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers. All such transfers are fully eliminated.

Net foreign exchange translation gains or losses from businesses in hyperinflationary economies were not material in 1997, 1996 and 1995, and have been included in "Other operating income, net" in the Consolidated Statement of Operations.

NOTE 18 - BUSINESS SEGMENTS

The industry segments associated with continuing operations are as follows:

HEALTHCARE

Production and sale of products used primarily in hospitals, including X-ray contrast media, interventional products, diagnostic and therapeutic radiopharmaceuticals, airway management products, temperature monitoring products, blood analysis systems, analgesics and medicinal narcotics.

SPECIALTY CHEMICALS

Production and sale of catalysts, chemical additives, polymer stearates, and laboratory and microelectronic chemicals used by industry and research organizations.

NOTE 19 - COMMITMENTS

The Company leases office space, data processing equipment, land, buildings, and machinery and equipment. Rent expense for continuing operations in 1997, 1996 and 1995 related to operating leases was $22.4 million, $23.6 million and $23.4 million, respectively.

Minimum rent commitments for continuing operations at June 30, 1997 under operating leases with an initial or remaining noncancelable period exceeding one year follow:

YEARS ENDING JUNE 30,
1998..........................................   $14.8
1999..........................................    11.1
2000..........................................     7.4
2001...........................................    6.2
2002..........................................     5.0
Later years...................................    30.2
                                                 -----
                                                 $74.7
                                                 =====

NOTE 20 - CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $115.7 million and $97.3 million at June 30, 1997 and June 30, 1996, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are in its view probable and reasonably estimable. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations.

Note 21 - SUBSEQUENT EVENT - ACQUISITION

On July 23, 1997, the Company announced the execution of a definitive agreement to purchase for cash all outstanding shares of Nellcor
Puritan Bennett Incorporated (Nellcor) common stock for $28.50 per share.

Under the terms of the merger agreement unanimously approved by the boards of both of the companies, the Company commenced a tender offer for all of the outstanding shares of Nellcor on July 29, 1997. The offer expires on August 25, 1997 unless further extended. The tender offer was conditioned upon, among other things, there being validly tendered and not withdrawn a number of shares that equal at least a majority of the outstanding shares of Nellcor. After the consummation of the tender offer, the Company agreed to acquire any of the remaining outstanding shares of Nellcor pursuant to a second-step merger in which holders of such shares will receive $28.50 per share. The aggregate purchase price of the common stock is approximately $1.9 billion. The acquisition of Nellcor is anticipated to be completed during the first quarter of 1998 and will be accounted for using purchase accounting.

In July 1997, Mallinckrodt finalized a $2.0 billion credit agreement to fund the acquisition of Nellcor. The credit facility consists of a $400 million two-year term loan and a $1.6 billion five-year revolving credit facility. Interest rates on borrowings under the agreement are based on the London Interbank Offered Rate (LIBOR), or other alternatives, plus a margin dependent on the Company's senior debt ratings.

The Company's senior debt and commercial paper ratings are currently under review for downgrade and will likely be lowered upon the review of the rating agencies. It is expected that the review will be completed no later than the end of September 1997. Initial drawings under the credit agreement will be at LIBOR plus .30% or lower.

Nellcor reported revenues of $779 million and net income of approximately $39 million for the fiscal year ended July 6, 1997. It also reported total assets of $673 million and shareholders' equity of $479 million at the end of fiscal 1997.

QUARTERLY RESULTS
(In millions, except per share amounts)

FISCAL 1997
                                     Quarter (Unaudited)
                            ------------------------------------
                             First    Second    Third    Fourth     Year
                            -------  --------  -------  --------  ---------


Net sales.................. $442.0    $453.1   $469.7    $496.4   $1,861.2
Gross margins..............  200.0     204.3    211.8     227.5      843.6
Earnings from continuing
 operations................   36.6      39.1     49.6      60.4      185.7
Discontinued
 operations................   (1.2)      4.4     (1.0)      2.2        4.4
                            -------  --------  -------  --------  ---------
Net earnings...............   35.4      43.5     48.6      62.6      190.1
Preferred stock dividends..    (.1)      (.1)     (.1)      (.1)       (.4)
                            -------  --------  -------  --------  ---------
Available for
 common shareholders....... $ 35.3    $ 43.4   $ 48.5    $ 62.5   $  189.7
                            =======  ========  =======  ========  =========
Earnings per common share:
 Continuing operations.....   $.48      $.51     $.66      $.81      $2.47
 Discontinued operations...   (.01)      .06     (.01)      .03        .06
                            -------  --------  -------  --------  ---------
Net earnings...............   $.47      $.57     $.65      $.84      $2.53
                            =======  ========  =======  ========  =========

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's interest in Tastemaker, the flavors joint venture. The Company recorded a net aftertax gain of $270.6 million on the sale. Results for the third quarter also include an estimated net aftertax loss of $275.3 million related to the planned divestiture of the animal health segment. On June 30, 1997, the sale of the animal health segment was completed and the loss was adjusted to $269.4 million. The net gain on disposal of these businesses and their results of operations have been accounted for as discontinued operations, and accordingly, prior year results have been restated. See the Discontinued Operations section of Note 1 for additional disclosure.

Earnings from continuing operations for the first quarter include a one-time research and development charge of $6.0 million, $3.8 million after taxes, or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology.

FISCAL 1996

                                    Quarter (Unaudited)
                            -----------------------------------

                             First    Second    Third    Fourth     Year
                            -------  --------  -------  --------  ---------
Net sales.................. $391.1    $412.2   $460.3    $490.8   $1,754.4
Gross margins..............  175.4     186.0    207.3     228.9      797.6
Earnings from continuing
 operations................   30.0      33.2     40.4      50.1      153.7
Discontinued operations....    9.2      24.1      8.0      16.9       58.2
                            -------  --------  -------  --------  ---------
Net earnings...............   39.2      57.3     48.4      67.0      211.9
Preferred stock dividends..    (.1)      (.1)     (.1)      (.1)       (.4)
                            -------  --------  -------  --------  ---------
Available for
 common shareholders....... $ 39.1    $ 57.2   $ 48.3    $ 66.9   $  211.5
                            =======  ========  =======  ========  =========
Earnings per common share:
 Continuing operations.....   $.38      $.43     $.53      $.66      $2.01
 Discontinued operations...    .12       .32      .11       .23        .76
                            -------  --------  -------  --------  ---------
Net earnings                  $.50      $.75     $.64      $.89      $2.77
                            =======  ========  =======  ========  =========

The results from operations for Fries & Fries, Inc., the animal health segment and the feed ingredients business have been reclassified and accounted for as discontinued operations. Other principal factors affecting discontinued operations were an aftertax gain of $35.4 million on the sale of the feed ingredients business and an aftertax provision for additional environmental costs of $15.6 million in the second quarter.

Net earnings per share for the four quarters of 1996 are more than full year per share results by one cent due to a decrease in common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the Registrant, see pages 1 through 4, and 10 and 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 1997. For information concerning executive officers of the Registrant, see Part I of this report and pages 9 through 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on October 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION

For information concerning executive compensation, see pages 5 and 6, 9 and 10, and 21 through 30, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 7 and 8, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see pages 6, 9 and 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 15, 1997.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits

         (1)(2) See index on page 58 for a listing of financial statements and financial statement schedules filed with this report.

         (3)    Exhibits filed with this report.

                                           Incorporated   Filed with
Exhibit                                    Herein by      Electronic
Number         Description                 Reference to   Submission
------- --------------------------------   ------------   ----------
2.1       Agreement dated February 4,      Exhibit 2.1 to
          1997 among Mallinckrodt,         Form 8-K, dated
          Hercules Incorporated, Roche     March 31, 1997.
          Holdings, Inc. and Givaudan-
          Roure (International) SA.

2.2       First Amendment to Agreement     Exhibit 2.2 to
          dated March 28, 1997 among       Form 8-K, dated
          Mallinckrodt, Hercules           March 31, 1997.
          Incorporated, Roche Holdings,
          Inc. and Givaudan-Roure
          (International) SA.

2.3       Contribution Agreement dated     Exhibit 2.3 to
          February 4, 1997 among           Form 8-K, dated
          Mallinckrodt, Roche Holdings,    March 31, 1997.
          Inc. and Givaudan-Roure(United
          States) Inc.

2.4       Stock Purchase Agreement,        Exhibit 2.1 to
          dated May 19, 1997, among        Form 8-K, dated
          Mallinckrodt Inc.,               June 30, 1997.
          Mallinckrodt Veterinary,
          Inc., Mallinckrodt Veterinary
          International,Inc. and
          Schering-Plough Corporation.

2.5       Amendment No. 1 dated June 30,   Exhibit 2.2 to
          1997 to the Stock Purchase       Form 8-K, dated
          Agreement among Mallinckrodt     June 30, 1997.
          Inc., Mallinckrodt Veterinary,
          Inc., Mallinckrodt Veterinary
          International, Inc. and
          Schering-Plough Corporation,
          which amendment was also
          executed for certain purposes
          by Mallinckrodt Veterinary
          Holdings, Inc.

3.1(a)    Restated Certificate of          Exhibit 3.1 to
          Incorporation of Mallinckrodt,   1994 Form 10-K.
          dated June 22, 1994.

3.1(b)    Certificate of Amendment of      Exhibit 3.3 to
          the Certificate of               September 30,
          Incorporation of Mallinckrodt,   1996 Form 10-Q.
          dated October 16, 1996.

3.2       By-Laws of Mallinckrodt as       Exhibit 3.3 to
          amended through April 18,        1990 Form 10-K
          1990.                            Commission File
                                           No. 1-483.

4.1       Rights of the holders of         Exhibit 3.1 to
          Mallinckrodt's equity            1994 Form 10-K.
          securities are stated in the
          Company's Restated Certificate
          of Incorporation, dated
          June 22, 1994.

4.2       Form 8-A Registration            Exhibit 4.6 to
          Statement under Section 12 of    1989 Form 10-K,
          the Securities Exchange Act of   Commission File
          1934, dated April 10, 1987       No. 1-483.
          defining the rights of holders
          of Mallinckrodt's 4% Cumulative
          Preferred Stock and Common
          Stock.

4.3       Amended and Restated Rights      Exhibit 2 to
          Agreement dated as of            Amendment to
          February 19, 1996.               Registration
                                           Statement on
                                           Form 8-A/A
                                           dated
                                           February 26,
                                           1996.

4.4       Indenture dated as of March 15,  Exhibit 4.1 to
          1985, as amended and restated    Form S-3
          as of February 15,1995,          Registration
          between Mallinckrodt and First   Statement No.
          Trust of New York, National      33-57821.
          Association.

4.5       No class of long-term debt of
          Mallinckrodt exceeds 10% of the
          total assets of Mallinckrodt
          and its subsidiaries on a
          consolidated basis.
          Mallinckrodt agrees to furnish
          copies of agreements defining
          the rights of debt holders to
          the Securities and Exchange
          Commission upon request.

10.1      Form of Executive Life           Exhibit 10.24
          Insurance Plan Participation     to 1996 Form
          Agreement, as entered into       10-K.
          with the named executive
          officers in Mallinckrodt's
          1997 proxy statement and with
          other executives and key
          employees.(1)

10.2      Restated Mallinckrodt            Exhibit 10.3 to
          Executive Long-Term Disability   1989 Form 10-K,
          Plan, effective January 1,       Commission File
          1987.(1)                         No. 1-483.

10.3(a)   Supplemental Benefit Plan for    Exhibit 10.6(a)
          Participants in the              to 1989 Form
          Mallinckrodt Retirement Plan     10K, Commission
          as amended and restated          File No. 1-483.
          effective January 1, 1980.(1)

10.3(b)   Amendment No. 1 dated June 20,   Exhibit 10.6(b)
          1989 to Supplemental Benefit     to 1989 Form
          Plan for Participants in the     10-K, Commission
          Retirement Plan for Salaried     File No. 1-483.
          Employees of Mallinckrodt.(1)

10.3(c)   Amendment No. 2 dated April 20,  Exhibit 10.6(c)
          1990 to Supplemental Benefit     to 1990 Form
          Plan for Participants in the     10-K, Commission
          Mallinckrodt Retirement Plan.    File No. 1-483.
          Plan.(1)

10.4(a)   Mallinckrodt Supplemental        Exhibit 10.7(a)
          Executive Retirement Plan        to 1989 Form
          restated effective April 19,     10-K, Commission
          1988.(1)                         File No 1-483.

10.4(b)   Amendment No. 1 effective        Exhibit 10.7(c)
          December 6, 1989, to             to 1990 Form
          Supplemental Executive           10-K, Commission
          Retirement Plan.(1)              File No. 1-483.

10.4(c)   Amendment No. 2 effective        Exhibit 10.6(c)
          April 19, 1996, to               to 1996 Form
          Supplemental Executive           10-K.
          Retirement Plan.(1)

10.5      Supplemental Executive           Exhibit 10.20
          Retirement Plan and              to 1989 Form
          Supplemental Life Plan           10-K, Commission
          of Mallinckrodt Inc. effective   File No. 1-483.
          July 15, 1984.(1)

10.6(a)   Mallinckrodt Management          Exhibit 10.9(b)
          Incentive Compensation Program   to 1991 Form
          as amended and restated          10-K, Commission
          effective July 1, 1991.(1)       File No. 1-483.

10.6(b)   Amendment No. 1 to the           Exhibit 10.7(b)
          Management Incentive             to 1996 Form
          Compensation Plan,               10-K.
          effective April 19, 1996.(1)

10.7(a)   Mallinckrodt 1973 Stock Option   Post-Effective
          and Award Plan as amended        Amendment No. 1
          effective February 21,           to Form S-8
          1990.(1)                         Registration
                                           Statement No.
                                           33-32109.

10.7(b)   Amendment No. 1 to the           Form S-8
          Mallinckrodt 1973 Stock Option   Registration
          and Award Plan dated June 19,    Statement No.
          1991.(1)                         33-43925.

10.8(a)   Mallinckrodt 1981 Stock Option   Post-Effective
          Plan as amended through          Amendment No. 3
          April 19, 1988.(1)               to Form S-8
                                           Registration
                                           Statement No.
                                           2-80553.

10.8(b)   Amendment to the 1981 Stock      Exhibit 10.12(b)
          Option Plan effective            to 1989 Form
          February 15, 1989.(1)            10-K, Commission
                                           File No. 1-483.

10.8(c)   Amendment to the 1981 Stock      Exhibit 10.12(c)
          Option Plan effective            to 1991 Form
          June 19, 1991.(1)                10-K, Commission
                                           File No. 1-483.

10.9(a)   Long-Term Incentive              Exhibit 10.30 to
          Compensation Plan,               1994 Form 10-K.
          effective July 1, 1994.(1)

10.9(b)   Amendment No. 1 to Long-Term                         X
          Incentive Plan, effective
          April 16, 1997.(1)

10.10(a)  Management Compensation and      Exhibit 10.30 to
          Benefit Assurance Program.(1)    1988 Form 10-K,
                                           Commission File
                                           No. 1-483.

10.10(b)  Amendments to Management         Exhibit 10.12(b)
          Compensation and Benefit         to 1996 Form 10-K.
          Assurance Program.(1)

10.11     Agreement of Trust dated         Exhibit 10.13 to
          August 16, 1996, between         1996 Form 10-K.
          Mallinckrodt and Wachovia
          Bank of North Carolina,
          N.A., incident to the
          program described
          in Exhibits 10.10(a) and
          10.10(b).(1)

10.12(a)  Corporate Staff Employee         Exhibit 10.33 to
          Severance and Benefit            1988 Form 10-K,
          Assurance Policy.(1)             Commission File
                                           No. 1-483.

10.12(b)  Mallinckrodt Inc. Corporate      Exhibit 10.14(b)
          Staff Change in Control          to 1996 Form
          Severance Plan.(1)               Form 10-K.

10.13     Form of Severance Agreement      Exhibit 10.23 to
          referenced in Exhibit 10.10(b),  1996 Form 10-K.
          as entered into with the named
          executive officers in
          Mallinckrodt's 1997 proxy
          statement and with other
          executives and key
          employees.(1)

10.14(a)  Executive Incentive              Exhibit 10.25 to
          Compensation Agreement with      March 31, 1997
          Paul D. Cottone dated as of      Form 10-Q.
          October 24, 1996.(1)

10.14(b)  Severance and Separation         Exhibit 10.26 to
          Agreement with Paul D.           March 31,1997
          Cottone dated as of              Form 10-Q.
          October 24, 1996.(1)

10.15(a)  Agreement effective June 30,                         X
          1997 with Robert G. Moussa.(1)

10.15(b)  Consulting Agreement effective                       X
          July 1, 1997 with Robert G.
          Moussa.(1)

10.16     Mallinckrodt Directors           Exhibit 10.10 to
          Retirement Services Plan         1993 Form 10-K.
          as amended and restated
          effective April 21, 1993.(1)

10.17     Mallinckrodt Directors' Stock    Exhibit 4(a) to
          option Plan effective            Form S-8
          October 17, 1990.(1)             Registration
                                           Statement
                                           No. 33-40246.

10.18(a)  Consulting Agreement with        Exhibit 10.27 to
          Ronald G. Evens, M.D., for       Amendment No. 1
          the period from January 1,       to 1992 Form
          1987, through December 31,       10-K, Commission
          1989; extended for the           File No. 1-483.
          calendar years 1990, 1991
          and 1992.(1)

10.18(b)  Amendment dated December 17,     Exhibit 10.26(b)
          1992 to Consulting Agreement     to 1993 Form
          with Ronald G. Evens, M.D.(1)    10-K.

10.18(c)  Amendment dated January 7,       Exhibit 10.9 to
          1994 to Consulting Agreement     December 31, 1994
          with Ronald G. Evens, M.D.,      Form 10-Q.
          extending Agreement through
          December 31, 1994.(1)

10.18(d)  Amendment dated February 1,      Exhibit 10.10
          1995 to Consulting               to December 31,
          Agreement with Ronald G.         1994 From 10-Q.
          Evens, M.D., extending
          Agreement through
          December 31, 1995.(1)

10.18(e)  Amendment dated January 10,      Exhibit 10.2 to
          1996 to Exhibit 10.2 to          December 31,1995
          Consulting Agreement with        Form 10-Q.
          Ronald G. Evens, M.D.,
          extending Agreement through
          December 31, 1996.(1)

10.18(f)  Amendment dated February 20,     Exhibit 10.17(f)
          1997 to Consulting Agreement     to March 31, 1997
          with Ronald G. Evens, M.D.       Form 10-Q.
          extending Agreement through
          December 31, 1997.(1)

10.19(a)  Deferral Election Plan for       Exhibit 10.29 to
          Non-Employee Directors,          1994 Form 10-K.
          effective June 30, 1994.(1)

10.19(b)  Amendment of Deferral            Exhibit 10.22(b)
          Election Plan for Non-Employee   to 1995 Form 10-K.
          Directors effective
          February 15, 1995.(1)

10.20(a)  Credit Agreement dated May 22,   Exhibit 10.18 to
          1996, among Mallinckrodt and     1996 Form 10-K.
          Morgan Guaranty Trust Company
          of New York, as Administrative
          Agent and Citibank, N.A., as
          Documentation Agent ($550
          million facility).

10.20(b)  Amendment No. 1 to Credit        Exhibit 10.18-A
          Agreement, dated as of           to March 31,
          January 24, 1997 among           1997 Form 10-Q.
          Mallinckrodt, the Banks
          listed therein, Morgan
          Guaranty Trust Company of
          New York, as Administrative
          Agent and Citibank, N.A., as
          Documentation Agent.

10.21(a)  Credit Agreement dated May 22,   Exhibit 10.19 to
          1996 among Fries & Fries, Inc.   1996 Form 10-K.
          with Mallinckrodt and Morgan
          Guaranty Trust Company of New
          York, as Administrative
          Agent and Co-Agent and
          Citibank,N.A., as
          Documentation Agent
          ($600 million facility).

10.21(b)  Amendment No. 1 to Credit        Exhibit 10.19-A
          Agreement dated as of            to March 31,
          January 24, 1997 among           1997 Form 10-Q.
          Fries & Fries, Inc. as
          Borrower, Mallinckrodt as
          Guarantor, the Banks listed
          therein, Morgan Guaranty
          Trust Company of New York,
          as Administrative Agent and
          Citibank,N.A., as
          Documentation Agent.

10.21(c)  Consent and Waiver dated as of   Exhibit 10.19-B
          March 21, 1997, to the Credit    to March 31,
          Agreement dated as of May 22,    1997 Form 10-Q.
          1996, among Fries &
          Fries, Inc. as Borrower,
          Mallinckrodt as Guarantor, the
          Banks listed therein, Morgan
          Guaranty Trust Company of
          New York, as Administrative
          Agent, and Citibank, N.A., as
          Documentation Agent.

10.22(a)  Credit Agreement dated as of     Exhibit 10.27(a)
          January 24, 1997, among          to March 31,
          Tastemaker as Borrower, Fries    1997 Form 10-Q.
          & Fries, Inc. and Mallinckrodt
          as Guarantors, the Banks
          listed therein, Morgan
          Guaranty Trust Company of New
          York, as Administrative Agent,
          and Citibank, N.A., as
          Documentation Agent.

10.22(b)  Agreement dated as of March 21,  Exhibit 10.27(b)
          1997, comprising, inter alia,    to March 31,
          an Amendment and Waiver to the   1997 Form 10-Q.
          Credit Agreement dated as of
          January 24, 1997 among
          Tastemaker as Borrower, Fries
          & Fries, Inc. and Mallinckrodt
          as Guarantors, the Banks listed
          therein, Morgan Guaranty Trust
          Company of New York as
          Administrative Agent, and
          Citibank, N.A., as Documentation
          Agent.

10.23     Offering Memorandum by J.P.      Exhibit 10.29 to
          Morgan for sale of the           1993 Form 10-K.
          commercial paper (CP) notes
          of Mallinckrodt.  The CP
          program is backed by the
          credit agreement included
          filed as Exhibit 10.20(a).

11.1      Primary earnings per share                           X
          computation for the three
          years ended June 30, 1997.

11.2      Fully diluted earnings per                           X
          share computation for the
          three years ended June 30,
          1997.

21        Subsidiaries of the Registrant.                      X

23.1      Consent of Ernst & Young LLP.                        X

27        Financial data schedule for                          X
          the year ended June 30, 1997.
---------------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated March 31, 1997 under Item 5 regarding acceptance of marketing authorization application for ultrasound imaging agent, FS069, in the European union.

     - Report dated March 31, 1997 under Item 2 regarding divestiture of Fries & Fries, Inc. and its interest in Tastemaker, the flavors joint venture.

     - Report dated April 23, 1997 under Item 5 regarding
       Mallinckrodt's support of Molecular Biosystems' legal challenges to FDA review of FS069 case.

     - Report dated May 20, 1997 under Item 5 regarding Premier, Inc. selection of Mallinckrodt as corporate partner.

     - Report dated May 20, 1997 under Item 5 regarding agreement to sell animal health business to Schering-Plough Corporation.

     - Report dated June 26, 1997 under Item 5 regarding securing FDA clearance to supply U.S. customers with Molybdenum from Netherlands facility.

     - Report dated June 30, 1997 under Item 2 regarding June 30,
       1997 closing of the sale of the animal health business.

     - Report dated July 1, 1997 under Item 5 regarding completion of the sale of the veterinary business and plans to increase share repurchase by $250 million.

     - Report dated July 23, 1997 under Item 5 regarding announcing definitive agreement to acquire Nellcor Puritan Bennett
       Incorporated.

     - Report dated August 26, 1997 under Item 5 regarding announcing completion of tender offer for Nellcor Puritan Bennett
       Incorporated.

     - Report dated September 4, 1997 under Item 2 regarding announcing completion of acquisition of Nellcor Puritan
       Bennett Incorporated.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                          Page
                                                         ------
Consolidated Balance Sheets at June 30, 1997 and 1996...   29
For the years ended June 30, 1997, 1996 and 1995:
  Information by Business Segment.......................   27
  Consolidated Statements of Operations.................   28
  Consolidated Statements of Cash Flows.................   30
  Consolidated Statements of Changes in
   Shareholders' Equity.................................   31
  Notes to Consolidated Financial Statements............ 32-48
  Quarterly Results.....................................   49

-----------------------

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

     Mallinckrodt  Inc.
---------------------------
        Registrant

By:   MICHAEL A. ROCCA            By:        TERRY D. MEIER
   --------------------              ----------------------------
      Michael A. Rocca                       Terry D. Meier
   Senior Vice President and         Vice President and Controller
   Chief Financial Officer


Date: September 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                     Date
---------                  -----                     ----

C. RAY HOLMAN       Chief Executive Officer        September 22, 1997
 ----------------     and Director
C. Ray Holman


MACK G.NICHOLS      President, Chief Operating     September 22, 1997
----------------     Officer and Director
Mack G. Nichols


MICHAEL A. ROCCA    Senior Vice President and      September 22, 1997
------------------   Chief Financial Officer
Michael A. Rocca


TERRY D. MEIER      Vice President and Controller  September 22, 1997
------------------  (Chief Accounting Officer)
Terry D. Meier


RAYMOND F. BENTELE             Director            September 22, 1997
-------------------
Raymond F. Bentele


GARETH C. C. CHANG             Director            September 22, 1997
-------------------
Gareth C. C. Chang


WILLIAM L. DAVIS               Director            September 22, 1997
-------------------
William L. Davis


RONALD G. EVENS                Director            September 22, 1997
-------------------
Ronald G. Evens


ROBERTA S. KARMEL              Director            September 22, 1997
-------------------
Roberta S. Karmel


CLAUDINE B. MALONE             Director            September 22, 1997
-------------------
Claudine B. Malone


MORTON MOSKIN                  Director            September 22, 1997
-------------------
Morton Moskin


BRIAN M. RUSHTON               Director            September 22, 1997
-------------------
Brian M. Rushton


DANIEL R. TOLL                 Director            September 22, 1997
-------------------
Daniel R. Toll


ANTHONY VISCUSI
-------------------
Anthony Viscusi                Director            September 22, 1997