Form 10-Q
period 1997-09-30
MALLINCKRODT INC /MO
filed 1997-11-12
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ______________________________

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                      OR
        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-483
                        ______________________________

                              MALLINCKRODT INC.
            (Exact name of registrant as specified in its charter)


            New York                                 36-1263901
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)



675 McDonnell Boulevard
St. Louis, Missouri                                      63134
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   314-654-2000

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

                   Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 72,934,630 shares excluding 14,181,659 treasury shares as of October 31, 1997.

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1997 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2, 3 and 4 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                           Three Months Ended
                                              September 30,
                                         ----------------------
                                            1997         1996
                                         ---------    ---------
Net sales                                 $ 498.1      $ 442.0

Operating costs and expenses:
  Cost of goods sold                        309.0        242.0
  Selling, administrative and
   general expenses                         125.3        105.8
  Purchased research and development        398.3
  Research and development expenses          29.5         28.8
  Other operating income, net                (1.7)         (.9)
                                         ---------    ---------
Total operating costs and expenses          860.4        375.7
                                         ---------    ---------
Operating earnings (loss)                  (362.3)        66.3

Interest income and other nonoperating
 income, net                                  9.2          4.5
Interest expense                            (18.4)       (12.7)
                                         ---------    ---------
Earnings (loss) from continuing
 operations before income taxes            (371.5)        58.1
Income tax provision                          9.9         21.5
                                         ---------    ---------
Earnings (loss) from continuing
 operations                                (381.4)        36.6
Discontinued operations                                   (1.2)
                                         ---------    ---------
Net earnings (loss)                        (381.4)        35.4
Preferred stock dividends                     (.1)         (.1)
                                         ---------    ---------
Available for common shareholders         $(381.5)    $   35.3
                                         =========    =========

Earnings (loss) per common share:
Continuing operations                     $ (5.21)    $    .48
Discontinued operations                                   (.01)
                                         ---------    ---------
Net earnings                              $ (5.21)    $    .47
                                         =========    =========

(See Notes to Condensed Consolidated Financial Statements on pages 5,
 6 and 7.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                     September 30,       June 30,
                                         1997              1997
                                     --------------   --------------

Assets
Current assets:
  Cash and cash equivalents            $  125.1         $  808.5
  Trade receivables, less
   allowances of $14.7 at
   September 30 and $8.4 at
   June 30                                474.2            356.0
  Inventories                             568.9            315.9
  Deferred income taxes                    58.3             36.8
  Other current assets                     82.4             99.6
                                       ---------        ---------
Total current assets                    1,308.9          1,616.8
Investments and long-term
 receivables, less allowances
 of $1.5 at September 30 and
 $8.1 at June 30                          136.2            126.0
Property, plant and equipment, net        984.7            827.9
Intangible assets                       1,624.4            416.2
Deferred income taxes                      23.5               .8
                                       ---------        ---------
Total assets                           $4,077.7         $2,987.7
                                       =========        =========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                      $1,126.5         $   11.7
  Accounts payable                        192.7            169.3
  Accrued liabilities                     456.8            396.1
  Income taxes payable                     57.4             76.4
  Deferred income taxes                    21.7               .2
                                       ---------        ---------
Total current liabilities               1,855.1            653.7
Long-term debt, less current
 maturities                               550.6            545.2
Deferred income taxes                     468.1            248.7
Postretirement benefits                   165.2            161.9
Other noncurrent liabilities
 and deferred credits                     164.6            127.0
                                       ---------        ---------
Total liabilities                       3,203.6          1,736.5
                                       ---------        ---------
Shareholders' equity:
  4 Percent cumulative
  preferred stock                          11.0             11.0
  Common stock, par value $1,
   authorized 300,000,000 shares;
   issued 87,116,289 shares                87.1             87.1
  Capital in excess of par value          312.8            305.9
  Reinvested earnings                     899.1          1,292.6
  Foreign currency translation            (53.5)           (49.9)
  Treasury stock, at cost                (382.4)          (395.5)
                                       ---------        ---------
Total shareholders' equity                874.1          1,251.2
                                       ---------        ---------
Total liabilities and
 shareholders' equity                  $4,077.7         $2,987.7
                                       =========        =========

(See Notes to Condensed Consolidated Financial Statements on pages 5,
 6 and 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                           Three Months Ended
                                              September 30,
                                         ----------------------
                                            1997         1996
                                         ---------    ---------

Cash Flows - Operating Activities
Net earnings (loss)                       $(381.4)     $ 35.4
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization              38.8        39.1
  Postretirement benefits                     3.3         2.8
  Undistributed equity in earnings
   of joint venture                                      (5.6)
  Losses on disposals of assets                .1
  Deferred income taxes                      (4.8)       (3.7)
  Write-off of purchased research
   and development                          398.3
  Sale of inventory stepped up to
   fair value at acquisition                 18.8
                                         ---------    ---------
                                             73.1        68.0

  Changes in operating assets and
   liabilities:
    Trade receivables                        33.8        15.5
    Inventories                             (17.4)      ( 7.4)
    Other current assets                     43.0         (.2)
    Accounts payable, accrued
     liabilities and income taxes
     payable, net                          (172.6)      (21.8)
  Net current liabilities of
   discontinued operations                                (.3)
  Other noncurrent liabilities
   and deferred credits                      18.4       (16.8)
  Other, net                                  1.1        21.3
                                         ---------    ---------
Net cash provided (used) by
  operating activities                      (20.6)       58.3
                                         ---------    ---------


Cash Flows - Investing Activities
Capital expenditures                        (30.3)      (22.9)
Acquisition spending                     (1,734.6)       (4.1)
Proceeds from asset disposals                 1.3        33.6
Other, net                                     .7         1.9
                                         ---------    ---------
Net cash provided (used) by
 investing activities                    (1,762.9)        8.5
                                         ---------    ---------

Cash Flows - Financing Activities
Increase in short-term debt               1,091.8          .4
Proceeds from long-term debt                   .4         1.6
Payments on long-term debt                               (1.9)
Issuance of Mallinckrodt common stock        29.7         9.5
Acquisition of treasury stock                (9.7)      (22.5)
Dividends paid                              (12.1)      (11.7)
                                         ---------    ---------
Net cash provided (used) by
 financing activities                     1,100.1       (24.6)
                                         ---------    ---------
Increase (decrease) in cash and
 cash equivalents                          (683.4)       42.2
Cash and cash equivalents at
 beginning of period                        808.5       496.1
                                         ---------    ---------
Cash and cash equivalents at end
 of period                               $  125.1     $ 538.3
                                         =========    =========

(See Notes to Condensed Consolidated Financial Statements on pages 5,
 6 and 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)

                                            1997          1996
                                          ---------     ---------
4 Percent cumulative preferred stock:
  Balance at June 30 and September 30      $ 11.0        $ 11.0


Common stock:
  Balance at June 30 and September 30        87.1          87.1


Capital in excess of par value:
  Balance at June 30                        305.9         283.5
  Stock option exercises                      6.9           1.9
                                          ---------     ---------
  Balance at September 30                   312.8         285.4
                                          ---------     ---------


Reinvested earnings:
  Balance at June 30                      1,292.6       1,150.7
  Net earnings (loss)                      (381.4)         35.4
  Dividends
   4 Percent cumulative preferred
   stock ($1.00 per share)                    (.1)          (.1)
   Common stock ($.165 per share in
    1997 and $.155 per share in 1996)       (12.0)        (11.6)
                                          ---------     ---------
  Balance at September 30                   899.1       1,174.4
                                          ---------     ---------


Foreign currency translation:
  Balance at June 30                        (49.9)        (15.3)
  Translation adjustment                     (3.6)          2.8
                                          ---------     ---------
  Balance at September 30                   (53.5)        (12.5)
                                          ---------     ---------



Treasury stock:
  Balance at June 30                       (395.5)       (284.8)
  Acquisition of treasury stock              (9.7)        (22.5)
  Stock option exercises                      8.7           7.6
  Investment plan match                       7.3
  Restricted stock award                      6.8
                                          ---------     ---------
Balance at September 30                    (382.4)        (299.7)
                                          ---------     ---------
Total shareholders' equity                $ 874.1       $1,245.7
                                          =========     =========

(See Notes to Condensed Consolidated Financial Statements on pages 5,
 6 and 7.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On August 28, 1997, the Company acquired all the outstanding shares of common stock of Nellcor Puritan Bennett Incorporated (Nellcor) for approximately $1.9 billion in cash. Nellcor, based in Pleasanton, California, is a developer and manufacturer of products to diagnose, monitor and treat respiratory impaired patients in all healthcare settings. The acquisition has been accounted for by the purchase method and accordingly, the results of Nellcor have been included in the Company's consolidated statements from September 1, 1997. The purchase price has been preliminarily allocated based upon the estimated fair value of the assets acquired. This treatment resulted in approximately $1,201.7 million of intangible assets that will be amortized on a straight-line basis over their estimated period of benefit of 10 to 30 years, with a weighted average life of 22 years. The Company also recorded a deferred tax liability of approximately $234.6 million, representing the tax effect of timing differences recorded as part of the acquisition.

     Adjustments, which could be significant, will be recorded during the allocation period based upon a detailed review of the fair value of assets and liabilities acquired. During subsequent quarters of the fiscal year, additional liabilities will be recorded as part of purchase accounting and through non-recurring charges to results of operations for costs typical in a merging of operations, including rationalization of facilities, work force reductions, asset write-downs and other integration costs. The integration costs are not currently determinable, but they are expected to be significant.

     The following unaudited pro forma financial information presents the combined results of operations of Mallinckrodt and Nellcor as if the acquisition had occurred as of the beginning of fiscal 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest payments on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Mallinckrodt and Nellcor operated as a combined entity during such periods.

                                         For the Three Months
                                          Ended September 30,
                                         --------------------
     (In millions, except
       per share amounts)                   1997        1996
                                           ------      ------
     Net sales                             $599.2      $612.9
     Net income                            $  6.2      $ 25.7
     Net income per share                  $  .08      $  .34

     The pro forma financial information presented above does not include non-cash charges for purchased research and development and the sale of inventory stepped up to fair value at date of acquisition. These charges are included in the actual results for the quarter ended September 30, 1997. See Note 2 for additional information.

     The Company utilized cash and cash equivalents and borrowed funds to complete the acquisition of Nellcor. The borrowing was obtained through a $2.0 billion credit facility established in July 1997, and then amended and restated in September 1997. The credit facility consists of a $400 million term loan and a $1.6 billion five-year revolving credit facility. Under this agreement, interest rates on borrowing are based on the London Interbank Offered Rate (LIBOR) plus a margin dependent on the Company's senior debt rating.

2. Fiscal 1998 first quarter non-cash acquisition-related costs include a one-time $398.3 million write-off of purchased research and development. The purchased research and development represents the value of medical devices still in the development stage and not considered to have reached technical feasibility. In addition, the sale of inventories stepped up to fair value at acquisition resulted in a charge of $18.8 million, $11.7 million net of taxes, for the month of September 1997. A similar inventory-related charge will impact results for the next three months based upon current expectations for sales of the acquired inventory.

3. Included in earnings from continuing operations for the three months ended September 30, 1996 is a one-time research and development expense of $6.0 million, $3.8 million after taxes, or $.05 per share resulting from a strategic alliance to develop new magnetic resonance imaging technology.

4. Included in discontinued operations are the results of the animal health segment which was divested June 30, 1997 and the results of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50% interest in Tastemaker, the flavors joint venture with Hercules Incorporated, and which was divested March 31, 1997.

5. On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced a patent infringement litigation against Mallinckrodt Group Inc. and Mallinckrodt Medical, Inc. (the Company) in the U.S. District Court for the District of Minnesota.

     Specifically, Augustine alleged that the Company's sale of all five (5) models of its convective warming blankets infringe certain claims of one or more of their patents. The Company filed counterclaims against Augustine in connection with the above actions alleging unfair competition, antitrust violations, and invalidity of the asserted patents, among other things.

     The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement.

     The Company's sales of the convective warming blankets in the United States in fiscal 1997 were $8 million. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals). The Court of Appeals lifted the injunction temporarily, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company will work vigorously in the Appeals Court to overturn the verdicts. The Company has not recorded a reserve for payment of the damages. See Part II, Item 1 Legal Proceedings for additional information.

6. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. Excluding the one-time $398.3 million write-off of purchased research and development discussed in Notes 1 and 2, the Company's effective tax rate for the first three months was 36.9 percent, compared to last year's 37.0 percent.

7. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on Mallinckrodt's business, financial condition or results of operations.

8. Earnings per common share were based on the weighted average number of common and common equivalent shares outstanding
     (73,166,456 and 75,501,070 for the three months ended September 30, 1997 and 1996, respectively).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings is not material for the quarters ended September 30, 1997 and 1996.

9.   The components of inventory included the following as of
     September 30, 1997:
     (In millions)
     Raw materials and supplies        $ 192.6
     Work in process                      68.9
     Finished goods                      307.4
                                       --------
                                       $ 568.9
                                       ========

10. As of September 30, 1997, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury
      stock were:
                                   September 30,      June 30,
                                       1997             1997
                                  ---------------  ---------------
     Common stock                   14,236,673       14,843,847
     4 Percent cumulative
       preferred stock                   1,670            1,670

11.  At September 30, 1997,
      common shares reserved were:

     Exercise of common stock purchase rights        81,971,675
     Exercise of stock options and granting
      of stock awards                                 9,092,049
                                                    ------------
     Total                                           91,063,724
                                                    ============
12. Supplemental cash flow information for the three months ended September 30 included:
     (In millions)
                                        1997        1996
                                       ------      ------
     Interest paid                     $12.7       $22.2
     Income taxes paid                  $4.8        $6.4
     Non-cash investing and
     financing activities:
       Assumption of liabilities
       related to an acquisition       488.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations

General
-------
The Company recorded a loss from continuing operations and a net loss of $381.4 million, or $5.21 loss per share for the quarter ended September 30, 1997. The loss includes certain non-cash charges related to the acquisition of Nellcor which was completed at the end of August 1997. The acquisition-related charges are a one-time $398.3 million write-off of purchased research and development, which had no offsetting tax benefits, and a cost of goods sold charge of $18.8 million, $11.7 million net of taxes, related to the sale of inventories stepped up to fair value. Excluding the non-cash charges related to the acquisition, the Company had earnings from continuing operations of $28.6 million, or 39 cents per share. Earnings from
------------------------
(1) "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this report to stockholders are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

continuing operations for the first quarter of last year were $36.6 million, or 48 cents per share. Net earnings for the same quarter last year were $35.4 million, or 47 cents per share, and included a loss of $1.2 million from discontinued operations.

Net sales for the quarter were $498.1 million, up 13% from the $442.0 million in the same period last year. The first quarter results include one month of sales of Nellcor, which were $70.7 million. Excluding the sales of Nellcor, the Company's net sales would have been 3% below the corresponding period of last year.

A comparison of sales and operating earnings follows:
(In millions)
                                           Three Months Ended
                                              September 30,
                                         ----------------------
                                            1997         1996
                                         ---------    ---------
Sales
-----
  Healthcare                              $ 411.1      $ 361.7
  Specialty chemicals                        87.0         80.5
  Intersegment sales                                       (.2)
                                         ---------    ---------
                                          $ 498.1      $ 442.0
                                         =========    =========
Operating earnings (loss)
-------------------------
  Healthcare                              $(361.8)     $  67.4
  Specialty chemicals                         5.0          5.5
  Corporate                                  (5.5)        (6.6)
                                         ---------    ---------
                                          $(362.3)     $  66.3
                                         =========    =========

Business Segments
-----------------
Healthcare
Net Sales                                  Three Months Ended
(In millions)                                 September 30,
                                         ----------------------
                                            1997         1996
                                         ---------    ---------
Imaging agents                             $177.3       $198.6
Respiratory care                            141.8         77.3
Pharmaceutical specialties                   92.0         85.8
                                         ---------    ---------
                                           $411.1       $361.7
                                         =========    =========

Healthcare reported an operating loss for the quarter of $361.8 million which includes Nellcor's results for one month. These results include a $396.3 million dollar write-off of purchased research and development, and an $18.6 million fair value step-up charge related to the sale of inventories. Excluding the impact of Nellcor non-cash acquisition-related charges, healthcare operating earnings would have been $53.1 million which is 21% below the $67.4 million reported for the same period last fiscal year. The earnings decline is primarily attributable to lower selling prices, especially in U.S. imaging agents.

Net sales for the first quarter were $411.1 million, an increase of 14 percent over the $361.7 million reported in the same quarter of last year. Excluding Nellcor, healthcare sales were $344.5 million, or 5 percent below prior year. Imaging agent sales were $177.3 million, or 11 percent below the corresponding period last year. This decline is due to continued pricing pressures in the United States which were only partially offset by increased volume. Respiratory care includes critical care products and Nellcor sales. Excluding Nellcor sales for one month, this business had sales of $75.2 million, which is 3 percent below prior year. However, the year-to-year comparison of critical care sales is negatively affected by the strong U.S. dollar (6 percent) and the lack of sales of the blood gas and electrolyte business divested on September 30, 1996 (7 percent). Pharmaceutical specialties sales were $92.0 million, a 7 percent increase over prior year. This increase is attributable to acetaminophen (APAP) volume and price improvement, and the acquisition of D.M. Graham Laboratories in November 1996.

Specialty Chemicals
Net Sales                                  Three Months Ended
(In millions)                                 September 30,
                                           ------------------
                                            1997        1996
                                           -------    -------
                                            $87.0      $80.5
                                           =======    =======

Specialty chemicals operating earnings for the quarter declined 9 percent to $5.0 million from $5.5 million for the same period last year. The current year results include one month of results of Aero Systems, which is part of Nellcor. Excluding Aero Systems' acquisition-related charges, the specialty chemicals segment had operating earnings of $7.2 million or 31 percent above last year primarily as a result of benefits derived from cost containment programs in effect. Net sales for the quarter were up 8 percent. After excluding sales of Aero Systems, specialty chemicals sales improved 3 percent primarily due to volume increases in microelectronics.

Corporate Matters
-----------------

Corporate expenses were $5.5 million, or 17 percent below the $6.6 million reported for the same period last year. The Company's effective tax rate was negatively impacted by the non-deductible write-off of purchased research and development and goodwill amortization directly associated with the August 28, 1997 acquisition of Nellcor.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1997, cash and cash equivalents decreased $683.4 million, primarily as a result of the acquisition of Nellcor common shares outstanding. Operations utilized $20.6 million of cash, while acquisition and capital spending totaled $1,764.9 million. The Company's current ratio at September 30, 1997 was .7:1. Debt as a percentage of invested capital was 65.7 percent.

On August 28, 1997, the Company acquired all the outstanding shares of common stock of Nellcor for approximately $1.9 billion. The acquisition was completed utilizing cash and cash equivalents and borrowed funds. The borrowing of approximately $1.1 billion, reported as a current liability, was obtained through a $2.0 billion credit facility established in July 1997, and then amended in September 1997. The credit facility consists of a $400 million term loan, and a $1.6 billion five-year revolving credit facility. Under this agreement, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating.

At September 30, 1997, the Company has a $550 million private placement commercial paper program. The program is backed by $1.6 billion of U.S. lines of credit available until September 2002. At September 30, 1997, no commercial paper borrowings were outstanding. There was $705 million of borrowing outstanding under the U.S. lines of credit at September 30, 1997. Non-U.S. lines of credit totaling $147.7 million were also available and borrowings under these lines amounted to $15.6 million at September 30, 1997. The non-U.S. lines are cancelable at any time.

Estimated capital spending for the year ending June 30, 1998 is approximately $200 million.

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

Previously Reported Matters
---------------------------

The following is a discussion of material developments in proceedings previously reported in the Company's Form 10-K for its fiscal year ended June 30, 1997:

Environmental Matters
----------------------

Orrington, ME--As previously reported, a draft Site Investigation
(SI) has been completed. Additional information has been provided to the Environmental Protection Agency (EPA) and the State of Maine to address issues they have raised. This information is being reviewed by the EPA and Maine in order to finalize the SI.

Auburn Hills, MI--The Company completed additional work as requested by the State of Michigan and incorporated the data into a Revised Remedial Action Plan. The State has requested additional revisions to the Plan which the Company is evaluating. A status conference was held on October 31, 1997 to advise the Court of the progress toward settlement. Meetings with the current site owner and other PRPs are being scheduled to commence allocation discussions in an effort to settle the matter without continuing litigation.

Pierce County, WA--The Company and Olin Corporation have completed a remedial work plan for this site.

Other Litigation
----------------

Augustine Medical, Inc.--On September 26, 1997, the judge in this previously reported proceeding ordered that the Company stop manufacturing and selling its convective warming blankets which infringe in the United States. Until January 1, 1998, the Company can serve existing customers in the United States only with Augustine's consent. Thereafter, the Company must completely cease manufacture and sale of its blankets that infringe in the United States.

On September 30, 1997, the Company asked the Court of Appeals for the Federal Circuit for an emergency stay of the order, pending appeal. On October 1, 1997, the Court of Appeals temporarily stayed the order until the Court of Appeals determines if the stay should remain in place until the appeal is decided. The Court of Appeals has not yet rendered a decision as of the date of this filing.

Additional Matters
------------------

On May 3, 1996, Nellcor, which was acquired by the Company effective August 28, 1997 and operates as a wholly-owned subsidiary of the Company, and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint, filed in the Superior Court of the State of California, County of Alameda, alleged misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to Nellcor's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. Nellcor filed a demurrer to this action which was sustained on October 9, 1996 with leave to amend. Plaintiffs filed an amended complaint on November 1, 1996.
On April 2, 1997, the Superior Court granted Nellcor's demurrer to the amended complaint and dismissed the complaint with prejudice.

On April 14, 1997, another complaint containing essentially the same allegations against Nellcor and the other defendants was filed in the United States District Court for the Northern District of California. On October 31, 1997, the Federal District Court granted Nellcor's motion to dismiss the complaint with leave to amend. The Company believes that the allegations are without merit and intends to defend them vigorously.

Item  2.  Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.


Item  4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on October 15, 1997, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

                                    For         Withheld
                                ----------      --------
     C. Ray Holman              63,251,963       467,738
     Claudine B. Malone         63,131,916       587,785
     Anthony Viscusi            63,187,953       531,748

2. A proposal to ratify the appointment of independent public accountants received 63,434,918 votes FOR and 185,372 votes AGAINST, with 99,411 abstentions.

3. A proposal to approve the Directors' Stock Award Plan received 60,399,242 votes FOR and 2,846,018 votes AGAINST, with 474,441 abstentions.

4.   A proposal to approve the Equity Incentive Plan received
     59,930,958 votes FOR and 3,346,998 votes AGAINST, with 441,745 abstentions.

5. A proposal to approve the material terms of the performance goals established under the Company's Long-Term Incentive
     Compensation Plan for key employees for the three-year period commencing July 1, 1997 and ending June 30,
     2000 received 59,592,463 votes FOR and 3,669,141 votes AGAINST, with 458,097 abstentions.

6.   A stockholder proposal concerning the Company's Share Rights
     Plan received 37,027,103 votes FOR and 21,450,411 votes AGAINST, with 527,206 abstentions and 4,700,872 broker non-votes.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
(a)  Exhibits

                                       Incorporated       Filed with
Exhibit                                  Herein by        Electronic
Number         Description             Reference to       Submission
------- ------------------------    ------------------    ----------

2.6     Agreement and Plan of       Nellcor's Current
        Merger, dated as of         Report on Form 8-K
        July 23, 1997, among        (File No. 0-14980)
        Nellcor Puritan Bennett
        Incorporated ("Nellcor"),
        Mallinckrodt Inc. and NPB
        Acquisition Corp.

10.24   Amended and Restated                                  X
        Credit Agreement, dated
        as of September 12, 1997,
        among Mallinckrodt, the
        Banks listed therein,
        Morgan Guaranty Trust
        Company of New York, as
        Administration Agent,
        Goldman Sachs Credit
        Partners L.P. and Citibank,
        N.A., as Co-Syndication
        Agents, and Citibank, N.A.,
        Goldman Sachs Credit
        Partners L.P., and
        NationsBank, N.A., as
        Co-Documentation Agents.

11.1    Primary earnings per share                            X
        computation for the three
        months ended September 30,
        1997 and 1996.

11.2    Fully diluted earnings per                            X
        share computation for the
        three months ended
        September 30, 1997 and 1996.

27      Financial Data Schedule.                              X

(b)  Reports on Form 8-K.

     Registered trademarks are indicated by an asterisk (*).

     During the quarter and through the date of this report, the following reports on Form 8-K were filed.

     - Report dated July 7, 1997 under Item 5 regarding completion of sale of veterinary business and plans to increase share repurchase by $250 million.

     - Report dated July 29, 1997 under Item 5 regarding announcement of definitive agreement to acquire Nellcor Puritan Bennett
       Incorporated.

     - Report dated September 2, 1997 under Item 5 regarding announcement of completion of tender offer for Nellcor
       Puritan Bennett Incorporated.

     - Report dated September 5, 1997 under Item 2 regarding announcing completion of acquisition of Nellcor
       Puritan Bennett Incorporated.

     - Report dated September 25, 1997 under Item 5 regarding updating investors on Nellcor Puritan Bennett acquisition, first quarter prospects.

     - Report dated October 7, 1997 under Item 5 regarding
       Mallinckrodt can continue to sell Warm Touch(*) Blankets in U.S., Appeals Court stays injunction.

     - Report dated October 16, 1997 under Item 5 regarding Board declares quarterly dividend; three directors elected at Company's annual meeting.

     - Report dated October 21, 1997 under Item 5 regarding selling additive preblend business to Ciba Specialty Chemicals.

     - Report dated November 3, 1997 under Item 7 regarding pro forma statements pertaining to tender offer for Nellcor Puritan
       Bennett Incorporated.


                        * * * * * * * * * * * * * *


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Mallinckrodt Inc.
   ------------------------
        Registrant


By:  MICHAEL A. ROCCA                  By:   DOUGLAS A. MCKINNEY
   ------------------------                ------------------------
     Michael A. Rocca                        Douglas A. McKinney
   Senior Vice President and                 Vice President and
   Chief Financial Officer                   Controller


Date:  November 12, 1997