Form 10-Q
period 1997-12-31
MALLINCKRODT INC /MO
filed 1998-02-12
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ______________________________

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                      OR
        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                    Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 73,014,162 shares excluding 14,102,127 treasury shares as of January 31, 1998.

(*) Indicates registered trademark

PART  I.  FINANCIAL INFORMATION

Item  1.   Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1997 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2, 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                  Quarter Ended         Six Months Ended
                                   December 31,            December 31,
                                -------------------    -------------------
                                  1997       1996        1997       1996
                                --------   --------    --------   --------
Net sales                       $ 656.2    $ 453.1     $1,154.3   $ 895.1

Operating costs and expenses:
  Cost of goods sold              430.8      248.8        739.8     490.8
  Selling, administrative and
   general expenses               183.2      109.0        308.5     214.8
  Purchased research and
   development                                            398.3
  Research and development
   expenses                        38.2       27.1         67.7      55.9
  Other operating (income)
   expense, net                   (16.7)       1.1        (18.4)       .2
                                --------   --------    ---------  --------
Total operating costs and
 expenses                         635.5      386.0      1,495.9     761.7
                                --------   --------    ---------  --------
Operating earnings (loss)          20.7       67.1       (341.6)    133.4

Interest income and other
 nonoperating income, net           2.3        6.3         11.5      10.8
Interest expense                  (29.0)     (11.9)       (47.4)    (24.6)
                                --------   --------    ---------  --------
Earnings (loss) from continuing
 operations before income taxes    (6.0)      61.5       (377.5)    119.6
Income tax provision (benefit)     (1.3)      22.4          8.6      43.9
                                --------   --------    ---------  --------
Earnings (loss) from continuing
 operations                        (4.7)      39.1       (386.1)     75.7
Discontinued operations                        4.4                    3.2
                                --------   --------    ---------  --------
Net earnings (loss)                (4.7)      43.5       (386.1)     78.9
Preferred stock dividends           (.1)       (.1)         (.2)      (.2)
                                --------   --------    ---------  --------
Available for common
 shareholders                   $  (4.8)   $  43.4     $ (386.3)  $  78.7
                                ========   ========    =========  ========

Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations        $  (.07)   $   .53     $  (5.31)  $  1.02
  Earnings from discontinued
   operations                                  .06                    .04
                                --------   --------    ---------  --------
  Net earnings (loss)           $  (.07)   $   .59     $  (5.31)  $  1.06
                                ========   ========    =========  ========

Earnings per common share -
 assuming dilution:
  Earnings (loss) from
   continuing operations        $  (.07)   $   .51     $  (5.31)  $  1.00
  Earnings from discontinued
   operations                                  .06                    .04
                                --------   --------    ---------  --------
  Net earnings (loss)           $  (.07)   $   .57     $  (5.31)  $  1.04
                                ========   ========    =========  ========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through 9.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                           December 31,     June 30,
                                               1997           1997
                                           ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                 $  110.7       $  808.5
  Trade receivables, less allowances
   of $15.0 at December 31 and $8.4
   at June 30                                  476.8          356.0
  Inventories                                  508.1          315.9
  Deferred income taxes                         68.3           36.8
  Other current assets                          83.3           99.6
                                           ------------   ------------
Total current assets                         1,247.2        1,616.8
Investments and long-term receivables,
  less allowances of $14.9 at December 31
  and $14.1 at June 30                         168.2          145.1
Property, plant and equipment, net             984.5          827.9
Goodwill, net                                  902.6          226.2
Technology, net                                389.0           24.2
Other intangible assets, net                   290.2          146.7
Deferred income taxes                           23.5             .8
                                           ------------   ------------
Total assets                                $4,005.2       $2,987.7
                                           ============   ============

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                           $1,154.5       $   11.7
  Accounts payable                             183.3          169.3
  Accrued liabilities                          444.2          396.1
  Income taxes payable                          20.6           76.4
  Deferred income taxes                           .2             .2
                                           ------------   ------------
Total current liabilities                    1,802.8          653.7
Long-term debt, less current
  maturities                                   547.9          545.2
Deferred income taxes                          471.0          248.7
Postretirement benefits                        168.0          161.9
Other noncurrent liabilities and
  deferred credits                             168.5          127.0
                                           ------------   ------------
Total liabilities                            3,158.2        1,736.5
                                           ------------   ------------
Shareholders' equity:
  4 Percent cumulative preferred stock          11.0           11.0
  Common stock, par value $1, authorized
    300,000,000 shares; issued
    87,116,289 shares                           87.1           87.1
  Capital in excess of par value               313.1          305.9
  Reinvested earnings                          882.3        1,292.6
  Foreign currency translation                 (67.1)         (49.9)
  Treasury stock, at cost                     (379.4)        (395.5)
                                           ------------   ------------
Total shareholders' equity                     847.0        1,251.2
                                           ------------   ------------
Total liabilities and shareholders'
  equity                                    $4,005.2       $2,987.7
                                           ============   ============

(See Notes to Condensed Consolidated Financial Statements on pages 5 through 9.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                               Six Months Ended
                                                  December 31,
                                              ---------------------
                                                1997        1996
                                              ---------   ---------
Cash Flows - Operating Activities
Net earnings (loss)                           $ (386.1)   $  78.9
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                  58.8       57.1
    Amortization                                  36.0       20.7
    Postretirement benefits                        6.1        6.3
    Undistributed equity in earnings of
     joint venture                                           (9.6)
    Gains on disposals of assets                 (15.9)       (.7)
    Deferred income taxes                        (22.2)      (2.6)
    Write-off of purchased research and
     development                                 398.3
    Sale of inventory stepped up to fair
     value at acquisition                         75.4
                                              ---------   ---------
                                                 150.4      150.1
    Changes in operating assets and
     liabilities:
       Trade receivables                          27.2       (4.2)
       Inventories                              ( 25.8)      (2.3)
       Other current assets                       47.7       (5.7)
       Accounts payable, accrued liabilities
        and income taxes payable, net           (213.5)     (19.2)
       Net current liabilities of
        discontinued operations                                .3
       Other noncurrent liabilities and
        deferred credits                          23.0      (14.3)
       Other, net                                  (.6)      23.7
                                              ---------   ---------
Net cash provided by operating activities          8.4      128.4
                                              ---------   ---------


Cash Flows - Investing Activities
Capital expenditures                             (70.0)     (56.4)
Acquisition spending                          (1,786.4)     (13.2)
Proceeds from asset disposals                     29.5       35.2
Other, net                                         1.7        7.3
                                              ---------   ---------
Net cash used by investing activities         (1,825.2)     (27.1)
                                              ---------   ---------


Cash Flows - Financing Activities
Increase in short-term debt                    1,121.1        7.4
Proceeds from long-term debt                        .4
Payments on long-term debt                        (1.6)      (6.9)
Issuance of Mallinckrodt common stock             33.0       21.6
Acquisition of treasury stock                     (9.7)     (66.0)
Dividends paid                                   (24.2)     (23.8)
                                              ---------   ---------
Net cash provided (used) by financing
 activities                                    1,119.0      (67.7)
                                              ---------   ---------
Increase (decrease) in cash and cash
 equivalents                                    (697.8)      33.6
Cash and cash equivalents at beginning
 of period                                       808.5      496.1
                                              ---------   ---------
Cash and cash equivalents at end of period    $  110.7    $ 529.7
                                              =========   =========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through 9.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)


                                                 1997        1996
                                              ---------   ---------
4 Percent cumulative preferred stock:
  Balance at June 30 and December 31          $   11.0    $   11.0


Common stock:
  Balance at June 30 and December 31              87.1        87.1


Capital in excess of par value:
  Balance at June 30                             305.9       283.5
  Stock option exercises                           1.6         4.9
  Restricted stock award                           3.2
  Investment plan match                            2.4
  Issuance of stock related to an acquisition                 10.0
                                              ---------   ---------
  Balance at December 31                         313.1       298.4
                                              ---------   ---------


Reinvested earnings:
  Balance at June 30                           1,292.6     1,150.7
  Net earnings (loss)                           (386.1)       78.9
  Dividends:
    4 Percent cumulative preferred
     stock ($2.00 per share)                       (.2)        (.2)
    Common stock ($.33 per share in fiscal
     1998 and $.32 per share in fiscal 1997)     (24.0)      (23.6)
                                              ---------   ---------
  Balance at December 31                         882.3     1,205.8
                                              ---------   ---------


Foreign currency translation:
  Balance at June 30                             (49.9)      (15.3)
  Translation adjustment                         (17.2)       16.3
                                              ---------   ---------
  Balance at December 31                         (67.1)        1.0
                                              ---------   ---------


Treasury stock:
  Balance at June 30                            (395.5)     (284.8)
  Acquisition of treasury stock                   (9.7)      (66.0)
  Stock option exercises                          11.6        16.7
  Investment plan match                            7.3
  Restricted stock award                           6.9
  Issuance of stock related to an acquisition                 12.0
                                              ---------   ---------
  Balance at December 31                        (379.4)     (322.1)
                                              ---------   ---------

Total shareholders' equity                    $  847.0    $1,281.2
                                              =========   =========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through 9.)

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

    The purchase price has been preliminarily allocated based upon the estimated fair value of the assets acquired. Identifiable intangible assets are purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $398.3 million, which represents the value of medical devices still in the development stage and not considered to have reached technical feasibility, was written off in the first quarter of fiscal 1998. See Note 2 for additional information. Technology, also commonly referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. Other intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted average life of 22 years). Goodwill, which represents the excess of acquisition costs over the fair value of the net assets acquired, was $695.1 million at December 31, 1997 and is being amortized on a straight-line basis over 30 years. The goodwill amount will increase as a result of adjustments involving the final determination of the fair value of assets and liabilities acquired and the recording of costs to exit certain Nellcor activities. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $15.0 million and $20.7 million for the quarter and six-month period ended December 31, 1997. Since the results of Nellcor have only been included in the Company's consolidated results since September, the year-to-date amortization represents only four months of activity. The Company has also recorded a deferred tax liability of approximately $224.6 million, representing the tax effect of timing differences recorded as part of the acquisition.

    Adjustments will be recorded during the allocation period based upon the planned future use of assets acquired in the combined company and the adequacy of reserves for environmental, warranty and product liability. The final assessments are expected to be completed during fiscal 1998, but no later than August 1998.

    With the consummation of the acquisition of Nellcor completed in August 1997, management of the combined company began to formulate plans regarding the activities of Nellcor to be exited. Some actions are in the implementation stage while others will require additional time to assess. However, the exit plan will be finalized within the first year following the date of acquisition and will be carried out as quickly as possible. The issues under discussion primarily concern how and where the Company will perform key business activities. The size and diversity of Nellcor make the development and implementation of integration efforts complex.

    Upon the approval of exit plans, the resulting costs, which will include exiting certain activities of Nellcor, involuntary severance as a result of work force reduction, personnel relocation, and the elimination of contractual obligations of Nellcor which will have no future economic benefit when the plan is complete, will be recognized as a liability assumed as of the consummation date. As of December 31, 1997, $26.9 million has been accrued and included in the acquisition cost allocation, and $1.6 million has been paid and charged against this accrual. The primary component of this balance relates to severance agreements in place prior to the acquisition date which provide certain employees with specified benefits in the event that their employment with Nellcor is terminated or there is an adverse change, based upon the employee's judgment, in the employee's status, title, position or responsibilities.

    The integration plan will also identify exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor. Costs of these exit activities, which are expected to be material but are not yet estimable, will be charged to operating results. These costs will include severance and relocation which will be recognized as a liability at the time management commits to the plan. In addition, integration costs of the combined Company, such as transition bonuses and consulting costs, will generally be expensed as incurred. During the second quarter and first half of fiscal 1998, the actions taken have resulted in a pre-tax charge to operations of $6.8 million, consisting of $3.8 million for integration bonuses, $1.5 million for involuntary severance, and $1.5 million for other integration costs. As of December 31, 1997, payments made and charged against the above accruals totaled $.1 million for involuntary severance and $1.5 million for other integration costs.

    The following unaudited pro forma financial information presents the combined results of operations of Mallinckrodt and Nellcor as if the acquisition had occurred as of the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest payments on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Mallinckrodt and Nellcor operated as a combined entity during such periods.

                                              Six Months Ended
                                                 December 31,
                                             -------------------

    (In millions, except per share amounts)    1997       1996
                                             --------   --------
    Net sales                                $1,255.4   $1,252.3
    Net income                               $   36.5   $   36.7
    Net income per share
      Basic                                  $    .50   $    .49
      Diluted                                $    .49   $    .48

    The pro forma financial information presented above does not include non-cash charges for purchased research and development and the sale of inventory stepped up to fair value at date of acquisition. These charges are included in the actual results for the quarter and six months ended December 31, 1997. See Note 2 for additional information.

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

2. Included in operating earnings for the six months ended December 31, 1997 are one-time non-cash acquisition-related costs of $398.3 million for the write-off of Nellcor purchased research and development. Of this amount, $396.3 million relates to the healthcare segment and $2.0 million relates to the specialty chemicals segment.

    The sale of Nellcor inventories stepped up to fair value at acquisition resulted in charges of $56.6 million, $35.0 million net of taxes and $75.4 million, $46.7 million net of taxes for the quarter and six months ended December 31, 1997, respectively. Pre-tax charges to the healthcare segment were $55.8 million and $74.4 million for the quarter and six months ended December 31, 1997, respectively. Specialty chemicals charges were $.8 million and $1.0 million for the respective periods.

    In addition, results for the second quarter included Nellcor integration-related charges of $6.8 million, $4.3 million net of taxes, related to the healthcare segment.

3.  Included in the results for the quarter and six months ended
    December 31, 1997 is a gain of $15.9 million, $10.2 million after taxes resulting from the sale of specialty chemical product lines.

4. Included in earnings from continuing operations for the six months ended December 31, 1996 is a one-time research and development expense of $6.0 million, $3.8 million after taxes resulting from a strategic alliance to develop new magnetic resonance imaging technology.

5. Included in discontinued operations are the results of the animal health segment which was divested June 30, 1997 and the results of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture with Hercules Incorporated, and which was divested March 31, 1997.

6. On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced a patent infringement litigation against Mallinckrodt Group Inc. and Mallinckrodt Medical, Inc. (the Company) in the U.S. District Court for the District of Minnesota.

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

    The Company's sales of the convective warming blankets in the United States in fiscal 1997 were $8 million. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals).
    The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. The Company has not recorded a reserve for payment of the damages. See Part II,
    Item 1 Legal Proceedings for additional information.

7. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. Excluding the one-time $398.3 million write-off of purchased research and development which has no tax benefit, discussed in Notes 1 and 2, the Company's effective tax rate for the first six months was 41.3 percent, compared to last year's 36.7 percent.

8. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is in varying stages of investigation or remediation of alleged or acknowledged contamination at currently or previously owned or operated sites and at off-site locations where its waste was taken for treatment or disposal.

    Once the Company becomes aware of its potential environmental liability at a particular site, the measurement of the related environmental liabilities to be recorded is based on an evaluation of currently available facts such as existing technology, engineering studies, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. While the current law potentially imposes joint and several liability upon each party at a Superfund site, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the volumes of waste involved. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total clean-up, the recorded liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is disputed, existence of an allocation agreement, status of current action, and experience to date regarding similar matters. Current information and developments are regularly assessed by the Company, and accruals are adjusted on a quarterly basis, as required, to provide for the expected impact of these environmental matters.

    The company has established accruals for matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient and any additional liabilities that may result from the resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position and results of operations.

9. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

10. The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in millions, except shares and per share amounts).

                              Quarter Ended        Six Months Ended
                               December 31,           December 31
                           --------------------   --------------------
                             1997       1996        1997        1996
                           --------   ---------   ---------   ---------
    Numerator:
     Earnings (loss)
      from continuing
      operations           $  (4.7)   $   39.1    $ (386.1)   $   75.7
     Preferred stock
      dividends                (.1)        (.1)        (.2)        (.2)
                           --------   ---------   ---------   ---------
     Numerator for
      basic earnings
      (loss)per share
      and earnings
      (loss) per share
      assuming
      dilution--income
      (loss) available
      to common
      shareholders         $  (4.8)   $   39.0    $ (386.3)   $   75.5
                           ========   =========   =========   =========

    Denominator:
     Denominator for
      basic earnings
      per share--
      weighted-average
      shares            72,957,721  74,114,694  72,716,625  74,173,030

     Potential dilutive
      common shares--
      employee stock
      options                        1,679,359               1,484,960
                        ----------  ----------  ----------  ----------

     Denominator for
      diluted earnings
      (loss) per
      share--adjusted
      weighted-average
      shares and
      assumed
      conversions       72,957,721  75,794,053  72,716,625  75,657,990
                        ==========  ==========  ==========  ==========

    Basic earnings
     (loss) from
     continuing
     operations
     per common share       $ (.07)      $ .53     $ (5.31)     $ 1.02
                            =======      =====     ========     ======

    Earnings (loss)
     from continuing
     operations per
     common share--
     assuming dilution      $ (.07)      $ .51     $ (5.31)     $ 1.00
                            =======      =====     ========     ======


    The diluted share bases for the quarter and six months ended
    December 31, 1997 exclude incremental shares related to employee stock options of 770,593 and 729,735, respectively, for each period. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during these periods.


11. The components of inventory included the following as of December
    31, 1997:
    (In millions)
    Raw materials and supplies    $ 199.7
    Work in process                  63.3
    Finished goods                  245.1
                                  -------
                                  $ 508.1
                                  =======

12. As of December 31, 1997, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.

    Shares included in treasury stock were:

                                        December 31,      June 30,
                                            1997            1997
                                        ------------    ----------
    Common stock                         14,125,225     14,843,847
    4 Percent cumulative
      preferred stock                         1,670          1,670

13. At December 31, 1997, common shares reserved were:

    Exercise of common stock purchase rights            82,045,737
    Exercise of stock options and granting
      of stock awards                                    9,054,673
                                                        ----------
    Total                                               91,100,410
                                                        ==========

14. Supplemental cash flow information for the six months ended December 31 included:
    (In millions)
                                                   1997      1996
                                                  ------    ------
    Interest paid                                  $39.2     $38.0
    Income taxes paid                              $57.8     $34.8
    Non-cash investing and financing activities:
      Assumption of liabilities related to
       an acquisition                             $458.1      $4.7
      Issuance of stock related to an
       acquisition                                           $22.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

Results of Operations

General
-------
The Company recorded a loss from continuing operations and a net loss of $4.7 million, or 7 cents loss per share for the quarter ended December 31, 1997. The loss includes certain charges related to the acquisition of Nellcor Puritan Bennett (Nellcor) and gains associated with the sale of two specialty chemical product lines. The acquisition-related charges include a non-cash cost of goods sold charge of $56.6 million, $35.0 million net of taxes, related to the sale of inventories stepped up to fair value and integration charges of $6.8 million, $4.3 million net of taxes. The divestiture of the specialty chemical product lines resulted in a gain of $15.9 million, $10.2 million net of taxes. Excluding the acquisition- and divestiture-related items, the Company had earnings from continuing operations of $24.4 million, or 33 cents per share for the second quarter of fiscal 1998. Earnings from continuing operations for the same quarter last year were $39.1 million, or 53 cents per share.
Net earnings for the second quarter last year were $43.5 million or 59 cents per share, which included income of $4.4 million from discontinued operations.

__________________________________
[1] "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this report to stockholders are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

Net sales for the quarter rose 45 percent to $656.2 million, compared to $453.1 million a year earlier. The current quarter includes the results of Nellcor, which was acquired in August 1997. Excluding the sales of Nellcor, the Company's net sales were 2 percent below the corresponding period of last year.

For the six-month period ended December 31, 1997, the Company recorded a loss from continuing operations and a net loss of $386.1 million, or $5.31 loss per share. This loss included certain charges related to the Nellcor acquisition and gains associated with the second quarter divestiture of two specialty chemical product lines. The acquisition-related charges are a one-time $398.3 million write-off of purchased research and development, which had no offsetting tax benefits, a cost of goods sold charge of $75.4 million, $46.7 million net of taxes, related to the sale of inventories stepped up to fair value, and expenses associated with the integration of Nellcor into the Company. Excluding the acquisition- and divestiture-related items, the Company had earnings from continuing operations of $53.0 million, or 73 cents per share for the six-month period. Earnings from continuing operations for the same period last year were $75.7 million, or $1.02 per share. Net earnings for the six-month period last year were $78.9 million or $1.06 per share, which included income of $3.2 million from discontinued operations.

Net sales for the first half rose 29 percent to $1.15 billion compared to $895.1 million a year earlier. The current year results include the sales of Nellcor subsequent to acquisition in August
1997. Excluding the sales of Nellcor, the Company's net sales were 3 percent below the corresponding six-month period of last year.

A comparison of sales and operating earnings follows:
(In millions)

                                   Quarter Ended         Six Months Ended
                                    December 31,            December 31,
                                -------------------     --------------------
                                  1997       1996         1997        1996
                                --------   --------     ---------   --------
Sales
-----
  Healthcare                    $ 565.0    $ 372.4      $  976.1    $ 734.1
  Specialty chemicals              91.4       80.6         178.4      161.1
  Intersegment sales                (.2)        .1           (.2)       (.1)
                                --------   --------     ---------   --------
                                $ 656.2    $ 453.1      $1,154.3    $ 895.1
                                ========   ========     =========   ========

Operating earnings (loss)
-------------------------
  Healthcare                    $   2.1    $  68.4      $ (359.7)   $ 135.8
  Specialty chemicals              25.7        6.0          30.7       11.5
  Corporate                        (7.1)      (7.3)        (12.6)     (13.9)
                                --------   --------     ---------   --------
                                $  20.7    $  67.1      $ (341.6)   $ 133.4
                                ========   ========     =========   ========
Business Segments
-----------------
Healthcare
Net sales                          Quarter Ended         Six Months Ended
(In millions)                       December 31,           December 31,
                                -------------------     -------------------
                                  1997       1996         1997       1996
                                --------   --------     --------   --------

Respiratory care                $ 275.8    $  79.5      $ 417.6    $ 156.8
Imaging agents                    189.1      201.2        366.4      399.8
Pharmaceutical specialties        100.1       91.7        192.1      177.5
                                --------   --------     --------   --------
                                $ 565.0    $ 372.4      $ 976.1    $ 734.1
                                ========   ========     ========   ========


Healthcare reported operating earnings for the quarter of $2.1 million, including the respiratory product results of Nellcor which was acquired in August 1997. The second quarter results include a $55.8 million fair value step-up charge related to the sale of inventories and $6.8 million in charges for integration activities involving Nellcor. Excluding the impact of the Nellcor acquisition-related charges, healthcare operating earnings would have been $64.7 million, which is 5 percent below the $68.4 million reported for the same period last fiscal year.

Healthcare reported an operating loss for the six-month period of $359.7 million. These results include a $396.3 million write-off of purchased research and development, a $74.4 million fair value step-up charge related to the sale of inventories and $6.8 million in charges for integration activities involving Nellcor. Excluding the impact of these charges, healthcare operating earnings would have been $117.8 million, which is 13 percent below the $135.8 million reported by this business segment for the same period in fiscal 1997.

The earnings declines for the quarter and six-month periods are primarily attributable to lower selling prices, especially involving imaging agents, which are only partially offset by volume growth.

Net sales of the healthcare segment in the second quarter were $565.0 million, an increase of 52 percent over the $372.4 million reported for the same period in fiscal 1997. Excluding Nellcor, healthcare sales were $366.4 million or 2 percent below the same quarter last year. For the first half of the year, net sales of the healthcare segment, which includes four months of Nellcor results, were $976.1 million or 33 percent above the prior year period. Excluding Nellcor, healthcare sales were $710.9 million or 3 percent below prior year.

Respiratory care includes critical care products and Nellcor sales. Excluding Nellcor sales, this business had sales declines of 3 percent for both the current quarter and first half when compared to the same periods last year. The year-to-year comparisons are negatively impacted by the strong U.S. dollar, lower selling prices in certain respiratory therapy products and, for the six-month period, the divestiture of the blood gas and electrolyte business on September 30, 1996.

Imaging agent sales declined 6 percent and 8 percent for the quarter and first half of the year, respectively, when compared to the same periods last year. This sales decline is attributable to continued erosion in selling prices of all imaging agents, in spite of volume increases in all major product lines.

Pharmaceutical specialty sales increased 9 percent and 8 percent over the three-month and six-month periods of the prior year, respectively. The sales increases are attributable to volume growth in dosage products, partially the result of the acquisition of D.M. Graham Laboratories, Inc. in November 1996, and acetaminophen products.

Specialty Chemicals
Net sales                   Quarter Ended       Six Months Ended
(In millions)                December 31,          December 31,
                         -----------------     --------------------
                           1997     1996         1997        1996
                         -------   -------     --------    --------
                         $ 91.4    $ 80.6      $ 178.4     $ 161.1
                         =======   =======     =======     ========

Specialty chemicals segment operating earnings for the quarter were $25.7 million. The results include the activities of the Puritan Bennett Aerosystems business and its acquisition-related charges and a $15.9 million gain on product line divestitures. Excluding Aerosystems activity and the nonrecurring gain related to divestitures, operating earnings for the three months were $8.6 million, 43 percent above the prior year amount of $6.0 million. The earnings improvement is attributable to higher catalyst sales and lower expenses. Operating results for the first half of the year were $30.7 million. Excluding Aerosystem results and divestiture gains, the six-month operating earnings were $15.0 million or 30 percent greater than results for the same period of fiscal 1997. The improvement is the result of a year-to-date decline in expenses.

Sales for the six-month period were $178.4 million, or 11 percent above prior year, and are almost entirely related to Aerosystems, which was part of the Nellcor acquisition in August 1997. Sales for the second quarter were 13 percent above the corresponding period in the prior year. Excluding sales of Aerosystems, specialty chemical sales were 2 percent below the same period last year. The sales decline in the second quarter is the result of the divestiture of two specialty chemical product lines during this period.

Corporate Matters
-----------------
Corporate expense is down 3 percent and 9 percent for the second quarter and six-month periods as compared to the respective periods of the prior year. Excluding the one-time noncash write-off of purchased research and development which had no offsetting tax benefit, the Company's effective tax rate for the six months is 41.3 percent, compared to last year's 36.7 percent. This rate increase is primarily due to nondeductible goodwill amortization directly associated with the acquisition of Nellcor on August 28, 1997.


Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1997, cash and cash equivalents decreased $697.8 million, primarily as a result of the acquisition of the outstanding common shares of Nellcor in August 1997. Operations provided $8.4 million of cash, while acquisition and capital spending totaled $1,856.4 million. The Company received $29.5 million in proceeds from asset disposals. The Company's current ratio at December 31, 1997 was .7:1. Debt as a percentage of invested capital was 66.8 percent.

The current ratio has declined to its current level as a result of short-term borrowings during the first quarter of fiscal 1998 to acquire the outstanding shares of Nellcor. The Company is in the process of restructuring its debt in order to reduce short-term borrowings. The first step in this effort involved the $200 million borrowing completed in January 1998, as discussed below, and another issuance of long-term debt is planned for later in this fiscal year.
In addition, the Company recently announced plans to divest its specialty chemicals segment which, when completed, will provide additional cash which the Company anticipates will be used to further reduce short-term borrowings.

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

In January 1998, the Company issued $200 million aggregate principal amount of notes maturing January 14, 2010. The notes bear interest at 5.99 percent until January 14, 2000, at which time the interest rate will be reset at a fixed annual rate of 5.64 percent plus the Company's spread to the ten-year treasury rate at such time. The notes are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000.

In December 1997, the Company filed a $500 million shelf debt registration statement. The unused portions of shelf registrations filed in 1995 and 1992 have been cancelled.

During the second quarter, the Company entered into two contracts of $100 million each to hedge against a potential rise in interest rates on its anticipated financing activities. One hedge was terminated in January 1998 effective with the issuance of the notes maturing in 2010 discussed above. The second contract will be closed concurrent with the issuance of additional debt later this year. Any gain or loss realized on the termination of the futures contracts will be deferred and recognized as an adjustment to interest expense over the term of the anticipated underlying debt. The market value of the contracts at December 31, 1997 was not material to the Company's financial position.

At December 31, 1997, the Company has a $1.0 billion private-placement commercial paper program. The program is backed by the $1.6 billion five-year U.S. revolving credit facility available until September 2002. At December 31, 1997, there was $732.3 million commercial paper borrowings outstanding. There was no borrowing outstanding under the revolving credit facility at December 31, 1997. Non-U.S. lines of credit totaling $138.3 million were also available and borrowings under these lines amounted to $17.2 million at December 31, 1997. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases have totaled
36.8 million shares, including 240 thousand shares during the six months ended December 31, 1997.

Estimated capital spending for the year ending June 30, 1998 is approximately $190 million.

Impact of Year 2000
-------------------
The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any such computer programs that have time-sensitive software may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Both internal and external resources will be used to reprogram or replace non-compliant software, and to appropriately test Year 2000 modifications. Such modifications are being funded through operating cash flows and are estimated to be immaterial to current or future results of operations and financial position.

The project to address Year 2000 modifications has been underway since February 1997 and is estimated to be substantially completed no later than January 1999, which is prior to any anticipated significant impact on Mallinckrodt's operations. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The cost of the project and the date on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuations in interest rates and foreign currency rates, are not material to its future earnings, fair value and cash flows.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" for information about the manner in which the Company establishes accruals for financial contingencies, including contingencies related to legal proceedings involving the Company.

Previously Reported Matters
---------------------------
The following is a discussion of material developments in proceedings previously reported in the Company's Form 10-K for its year ended June 30, 1997, as amended by the Company's report on Form 10-Q for the quarter ended September 30, 1997:

Environmental Matters
---------------------
St. Louis, MO/CT Decommissioning -- The Company submitted a Phase I Decommissioning and Decontamination Plan for this site to the Nuclear Regulatory Commission in November 1997.

Other Litigation
----------------
Augustine Medical, Inc. -- On November 18, 1997, the Court of Appeals for the Federal Circuit decided, in this previously reported proceeding, that the stay of the order should remain in place pending the appeal. The order issued by the U.S. District Court judge for the District of Minnesota would have stopped the Company from manufacturing and selling in the U.S. its convective warming blankets
that infringe.   Thus, the Company can continue to manufacture and
sell its convective warming blankets during the appeal process.

The Court of Appeals indicated that the Company had raised a "substantial question" meriting review by the Court. The Company believes this action is a positive development and supports the Company's belief as to the ultimate reversal of the jury's verdict.

Nycomed Imaging AS/Sonus Pharmaceuticals, Inc. -- In early January 1998, the judge in the U.S. District Court for the District of Columbia, in this previously reported proceeding, dismissed the complaint against (1) ImaRx Pharmaceuticals Corporation and its marketing partner, DuPont Merck, and Bracco International BV for lack of jurisdiction, and (2) Sonus Pharmaceuticals, Inc. for improper venue. The complaint alleged that each of the defendants' patents are invalid or not infringed by the manufacture and sale of Optison(*) ultrasound contrast agent. The Company and MBI have decided not to appeal the judge's decision. Thus, the Company and MBI's action against Nycomed will proceed in the District Court in the District of Columbia and Sonus' action against the Company and MBI, which was filed on August 4, 1997 and has been previously reported, will proceed in the U.S. District Court in the State of Washington.

Item  2.   Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders.

See Mallinckrodt's Form 10-Q for the three months ended September 30, 1997 for information about the Annual Meeting of Shareholders held on October 15, 1997.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
                                                           Filed with
Exhibit                      Incorporated Herein           Electronic
Number    Description          by Reference to:            Submission
-------  ----------------  ------------------------------ -----------
10.25    Directors Stock   Appendix A to Definitive Proxy
         Award Plan of     Statement (Schedule 14A) for the
         Mallinckrodt      the Company's 1997 Annual Meeting
         Inc., effective   of Stockholders, filed with the
         October 15,1997   Commission on September 12, 1997

10.26    The Mallinckrodt  Appendix B to Definitive Proxy
         Inc. Equity       Statement (Schedule 14A) for the
         Incentive Plan,   Company's 1997 Annual Meeting
         effective         of Stockholders, filed with the
         April 16, 1997    Commission on September 12, 1997

27       Financial Data
         Schedule                                               X

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

     -  Report dated November 26, 1997 under Item 5 regarding
        Mallinckrodt winning stay of injunction in Warm Touch(*) blanket case.

     - Report dated January 7, 1998 under Item 5 regarding new ultrasound imaging agent, Optison(*) being cleared by the FDA.

     -  Report dated January 22, 1998 under Item 5 regarding
        Mallinckrodt exploring additional portfolio realignments.

     - Report dated February 2, 1998 under Item 5 regarding European approval of new ultrasound imaging agent Optison(*).

     - Report dated February 3, 1998 under Item 5 regarding pro forma statements to present the combined results of operations of Mallinckrodt Inc. and Nellcor Puritan Bennett Incorporated.

                               ########


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


Date:   February 11, 1998