Form 10-Q
period 1998-03-31
MALLINCKRODT INC /MO
filed 1998-05-12
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ______________________________

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                    Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 73,164,601 shares excluding 13,951,688 treasury shares as of April 30, 1998.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                   Quarter Ended          Nine Months Ended
                                      March 31,                March 31,
                               ---------------------    ---------------------
                                 1998        1997         1998        1997
                               ---------   ---------    --------    ---------
Net sales                      $  691.2    $  469.7     $1,845.5    $1,364.8

Operating costs and expenses:
  Cost of goods sold              371.5       257.9      1,111.3       748.7
  Selling, administrative and
   general expenses               196.1       104.9        504.6       319.7
  Purchased research and
   development                                             398.3
  Research and development
   expenses                        43.4        26.8        111.1        82.7
  Other operating income, net      (5.0)       (3.4)       (23.4)       (3.2)
                               ---------   ---------    ---------   ---------
Total operating costs and
 expenses                         606.0       386.2      2,101.9     1,147.9
                               ---------   ---------    ---------   ---------
Operating earnings (loss)          85.2        83.5       (256.4)      216.9

Interest income and other
 nonoperating income, net           1.5         4.6         13.0        15.4
Interest expense                  (28.2)      (11.9)       (75.6)      (36.5)
                               ---------   ---------    ---------   ---------
Earnings (loss) from
 continuing operations
 before income taxes               58.5        76.2       (319.0)      195.8
Income tax provision               22.6        26.6         31.2        70.5
                               ---------   ---------    ---------   ---------
Earnings (loss) from
 continuing operations             35.9        49.6       (350.2)      125.3
Discontinued operations            (7.9)       (1.0)        (7.9)        2.2
                               ---------   ---------    ---------   ---------
Net earnings (loss)                28.0        48.6       (358.1)      127.5
Preferred stock dividends           (.1)        (.1)         (.3)        (.3)
                               ---------   ---------    ---------   ---------
Available for common
 shareholders                  $   27.9    $   48.5     $ (358.4)   $  127.2
                               =========   =========    =========   =========

Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations       $    .49    $    .67     $  (4.81)   $   1.69
  Discontinued operations          (.11)       (.01)        (.11)        .03
                               ---------   ---------    ---------   ---------
  Net earnings (loss)          $    .38    $    .66     $  (4.92)   $   1.72
                               =========   =========    =========   =========

Earnings per common share -
 assuming dilution:
  Earnings (loss) from
   continuing operations       $    .49    $    .66     $  (4.81)   $   1.66
  Discontinued operations          (.11)       (.01)        (.11)        .03
                               ---------   ---------    ---------   ---------
  Net earnings (loss)          $    .38    $    .65     $  (4.92)   $   1.69
                               =========   =========    =========   =========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through
 10.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                                    March 31,     June 30,
                                                      1998          1997
                                                   ----------    ----------
Assets
Current assets:
  Cash and cash equivalents                        $    50.0     $   808.5
  Trade receivables, less allowances of
   $21.0 at March 31 and $8.4 at June 30               498.3         356.0
  Inventories                                          507.1         315.9
  Deferred income taxes                                 68.8          36.8
  Other current assets                                  76.0          99.6
                                                   ----------    ----------
Total current assets                                 1,200.2       1,616.8
Investments and long-term receivables,
 less allowances of $14.3 at March 31
 and $14.1 at June 30                                  171.3         145.1
Property, plant and equipment, net                     974.3         827.9
Goodwill, net                                          899.2         226.2
Technology, net                                        382.3          24.2
Other intangible assets, net                           290.6         146.7
Deferred income taxes                                   26.1            .8
                                                   ----------    ----------
Total assets                                        $3,944.0      $2,987.7
                                                   ==========    ==========




Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                   $  649.0      $   11.7
  Accounts payable                                     182.4         169.3
  Accrued liabilities                                  467.8         396.1
  Income taxes payable                                  33.9          76.4
  Deferred income taxes                                   .2            .2
                                                   ----------    ----------
Total current liabilities                            1,333.3         653.7
Long-term debt, less current maturities                949.5         545.2
Deferred income taxes                                  463.5         248.7
Postretirement benefits                                167.9         161.9
Other noncurrent liabilities and
 deferred credits                                      171.8         127.0
                                                   ----------    ----------
Total liabilities                                    3,086.0       1,736.5
                                                   ----------    ----------
Shareholders' equity:
  4 Percent cumulative preferred stock                  11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289 shares         87.1          87.1
  Capital in excess of par value                       313.1         305.9
  Reinvested earnings                                  898.2       1,292.6
  Foreign currency translation                         (75.9)        (49.9)
  Treasury stock, at cost                             (375.5)       (395.5)
                                                   ----------    ----------
Total shareholders' equity                             858.0       1,251.2
                                                   ----------    ----------
Total liabilities and shareholders' equity          $3,944.0      $2,987.7
                                                   ==========    ==========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through
 10.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                     Nine Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1998         1997
                                                   ---------    ---------
Cash Flows - Operating Activities
Net earnings (loss)                                $ (358.1)     $ 127.5
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation                                         91.9         86.6
  Amortization                                         58.8         30.9
  Postretirement benefits                               6.0          8.3
  Undistributed equity in earnings of joint
   venture                                                         (17.0)
  Gains on disposals of assets                        (15.8)      (162.0)
  Deferred income taxes                               (27.1)       128.0
  Write-off of purchased research and
   development                                        398.3
  Sale of inventory stepped up to fair value
   at acquisition                                      75.4
                                                   ---------    ---------
                                                      229.4        202.3
  Changes in operating assets
   and liabilities:
    Trade receivables                                   3.7        (13.4)
    Inventories                                      ( 26.8)          .3
    Other current assets                               53.9        (15.7)
    Accounts payable, accrued liabilities
     and income taxes payable, net                   (172.9)        11.8
    Net current liabilities of discontinued
     operations                                                      1.3
    Other noncurrent liabilities and deferred
     credits                                           26.9          6.2
    Other, net                                        (10.2)        18.6
                                                   ---------    ---------
Net cash provided by operating activities             104.0        211.4
                                                   ---------    ---------

Cash Flows - Investing Activities
Capital expenditures                                 (110.3)       (87.6)
Acquisition spending                               (1,790.3)       (16.9)
Proceeds from asset disposals                          29.6         35.0
Other, net                                               .4          (.5)
                                                   ---------    ---------
Net cash used by investing activities              (1,870.6)       (70.0)
                                                   ---------    ---------

Cash Flows - Financing Activities
Increase (decrease) in short-term debt                616.4        (87.5)
Proceeds from long-term debt                          404.7          2.0
Payments on long-term debt                             (3.9)       (11.0)
Issuance of Mallinckrodt common stock                  36.9         30.1
Acquisition of treasury stock                          (9.7)       (97.3)
Dividends paid                                        (36.3)       (36.1)
                                                   ---------    ---------
Net cash provided (used) by financing
 activities                                         1,008.1       (199.8)
                                                   ---------    ---------
Decrease in cash and cash equivalents                (758.5)       (58.4)
Cash and cash equivalents at beginning
 of period                                            808.5        496.1
                                                   ---------    ---------

Cash and cash equivalents at end of period         $   50.0     $  437.7
                                                   =========    =========

(See Notes to Condensed Consolidated Financial Statements on pages 5 through
 10.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)

                                                     1998        1997
                                                   --------    --------
4 Percent cumulative preferred stock:
  Balance at June 30 and March 31                  $  11.0     $  11.0


Common stock:
  Balance at June 30 and March 31                     87.1        87.1


Capital in excess of par value:
  Balance at June 30                                 305.9       283.5
  Stock option exercises                               1.5         6.4
  Restricted stock award                               3.3
  Investment plan match                                2.4
  Issuance of stock related to an acquisition                     10.0
                                                   --------    --------
  Balance at March 31                                313.1       299.9
                                                   --------    --------


Reinvested earnings:
  Balance at June 30                               1,292.6     1,150.7
  Net earnings (loss)                               (358.1)      127.5
  Dividends:
    4 Percent cumulative preferred stock
     ($3.00 per share)                                 (.3)        (.3)
    Common stock ($.495 per share in
     fiscal 1998 and $.485 per share
     in fiscal 1997)                                 (36.0)      (35.8)
                                                   --------    --------
  Balance at March 31                                898.2     1,242.1
                                                   --------    --------


Foreign currency translation:
  Balance at June 30                                 (49.9)      (15.3)
  Translation adjustment                             (26.0)      (22.3)
                                                   --------    --------
  Balance at March 31                                (75.9)      (37.6)
                                                   --------    --------


Treasury stock:
  Balance at June 30                                (395.5)     (284.8)
  Acquisition of treasury stock                       (9.7)      (97.3)
  Stock option exercises                              15.5        23.7
  Investment plan match                                7.3
  Restricted stock award                               6.9
  Issuance of stock related to an acquisition                     12.0
                                                   --------    --------
  Balance at March 31                               (375.5)     (346.4)
                                                   --------    --------

Total shareholders' equity                         $ 858.0     $1,256.1
                                                   ========    ========


(See Notes to Condensed Consolidated Financial Statements on pages 5 through
 10.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor, based in Pleasanton, California, is a developer and manufacturer of products to diagnose, monitor and treat respiratory impaired patients in all healthcare settings. The acquisition has been accounted for by the purchase method and accordingly, the results of Nellcor have been included in the Company's consolidated statements from September 1, 1997.

     The purchase price has been allocated based upon the estimated fair value of the assets acquired. Identifiable intangible assets are purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $398.3 million, which represents the value of medical devices still in the development stage and not considered to have reached technical feasibility, was written off in the first quarter of fiscal 1998. See Note 2 for additional information. Technology, also referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. Other intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted average life of 24 years). Goodwill, which represents the excess of acquisition costs over the fair value of the net assets acquired, was $702.4 million at March 31, 1998 and is being amortized on a straight-line basis over 30 years. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $14.6 million and $35.3 million for the quarter and nine-month period ended March 31, 1998. Since the results of Nellcor have only been included in the Company's consolidated results since September, the year-to-date amortization represents only seven months of activity. The Company has also recorded a deferred tax liability of approximately $220.2 million, representing the tax effect of timing differences recorded as part of the acquisition.

     Immediately after the acquisition was consummated, management of the combined Company began to formulate an integration plan to combine Mallinckrodt and Nellcor into one successful company. Eleven transition teams comprised of employees of Mallinckrodt and Nellcor were established in the second quarter to focus on business strategy, revenue enhancement, global development, sales force integration, product development, operations and administrative consolidation. All segments of the employee work force could be impacted by these efforts. The transition teams are expected to complete their work during fiscal 1998. Since both companies (Mallinckrodt and Nellcor) have global healthcare operations, senior management, through the transition teams, is assessing which activities should be consolidated. During the third quarter, most of the transition teams finalized their proposals and transferred responsibility for implementation of the recommendations to the appropriate operating management.

     Upon the approval of exit plans, the resulting costs, which will include involuntary severance of Nellcor employees as a result of work force reduction, relocation of Nellcor employees, and the elimination of contractual obligations of Nellcor which will have no future economic benefit when the plan is complete, will be recognized as a liability assumed as of the acquisition date. Termination and relocation arrangements will be communicated in sufficient detail for the affected Nellcor employee groups to determine the types and amounts of benefits they will receive if terminated or relocated.

     Actions taken to date include determination of the management organization structure, along with the associated announcement of management appointments, and the headquarters locations for corporate staff functions and operating management units in the United States, Asia-Pacific, Japan and Latin America. Nellcor corporate staff functions, which were performed at the Nellcor headquarters located in Pleasanton, California, will now be performed at the Mallinckrodt headquarters in St. Louis, Missouri. The Nellcor corporate staff employees in legal, treasury, human resources, corporate accounting, financial services, communication and investor relations have been notified. Nellcor customer service operations will be consolidated by the end of calendar 1998, thus eliminating the need for customer service personnel in the former Nellcor headquarters in California. In addition, the operations transition team is implementing a manufacturing rationalization plan involving Nellcor facilities in Ireland, Mexico and the United States. Implementation of this plan, which calls for reductions in manufacturing and staff personnel, is underway and targeted for completion during calendar 1998.

     With the organization structure and key personnel appointments completed, remaining integration actions, which impact the existing Nellcor work force, contractual obligations and assets, can be finalized. The most complex undertaking is the determination of whether certain functions should be consolidated and where they should be located. The breadth of international operations creates logistic, legal and tax structural issues which must be assessed to derive the greatest value for the Company going forward. Decisions that result from the integration team recommendations will impact the valuation of assets acquired as determinations are made to end product lives and shut down or consolidate operations. Significant actions needed to complete the plan include determination of the legal ramifications of closing operations in certain countries, assessment of the tax implications of various alternative strategies, and analysis of the costs associated with the various activities to be exited and employees to be terminated.

     The Company currently estimates that Nellcor integration actions taken to date combined with those under consideration will result in accruals totaling approximately $75 million. Approximately 80 percent of these accruals will relate to Nellcor employee severance and relocation costs. As of March 31, 1998, $30.7 million has been accrued and included in the acquisition cost allocation, and $8.5 million has been paid and charged against this accrual. The primary component of this balance relates to severance agreements in place prior to the acquisition date which provide certain employees with specified benefits in the event that their employment with Nellcor is terminated or there is an adverse change, based upon the employee's judgment, in the employee's status, title, position or responsibilities.

     Allocations of the purchase price have been determined based upon preliminary estimates of value, and therefore, are subject to change. As refinements are made, goodwill will be adjusted accordingly. The most significant refinement of the purchase price allocation will result from the integration plan being formulated by management. Based upon information currently available regarding actions under consideration, the differences between the preliminary and final allocations are not expected to have a material impact on either the results of operations or financial position.

     The integration plan will also identify exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor. Costs of these exit activities will include severance of Mallinckrodt employees. A liability for these costs will be recognized at the time management commits to the plan and communicates termination arrangements in sufficient detail for the affected Mallinckrodt employee groups to determine the types and amounts of benefits they will receive if terminated. In addition, integration costs of the combined Company, such as transition bonuses and consulting costs, will generally be expensed as incurred. Costs of exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor plus integration costs of the combined Company are expected to total $75 million to $100 million, and will be a nonrecurring charge to fiscal 1998 operating results. During the third quarter and first nine months of fiscal 1998, the actions taken have resulted in pre-tax charges to operations of $12.4 million and $19.2 million, respectively, consisting of $9.1 million for transition bonuses, $1.5 million for involuntary severance, and $8.6 million for other integration costs. As of March 31, 1998, payments made relating to the above totaled $1.5 million for transition bonuses, $.7 million for involuntary severance and $5.4 million for other integration costs.

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

                                                Nine  Months Ended
                                                     March  31,
                                               --------------------
     (In millions, except per share amounts)     1998        1997
                                               --------    --------
     Net sales                                 $1,946.6    $1,931.1
     Net income                                $   72.1    $   77.5
     Net income per share
      Basic                                    $    .99    $   1.04
      Diluted                                  $    .98    $   1.02

     The pro forma financial information presented above does not include non-cash charges for purchased research and development and the sale of inventory stepped up to fair value at date of acquisition. These charges are included in the actual results of operations for the nine months ended March 31, 1998. See
     Note 2 for additional information.

     The Company utilized cash and cash equivalents and borrowed funds to complete the acquisition of Nellcor. The borrowing was obtained through a $2.0 billion credit facility established in July 1997, and amended and restated in September 1997. The credit facility consists of a $400 million term loan, which was repaid in March 1998, and a $1.6 billion five-year revolving credit facility. Under this agreement, interest rates on borrowing are based on the London Interbank Offered Rate (LIBOR) plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at March 31, 1998.

2.   Included in operating earnings for the nine months ended
     March 31, 1998 are one-time noncash acquisition-related costs of $398.3 million for the write-off of Nellcor purchased research and development. Of this amount, $396.3 million relates to the healthcare segment and $2.0 million relates to the specialty chemicals segment. The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines
     (e.g., sensors, monitors and ventilators) that are in various stages of development and have significant technological hurdles remaining as of the transaction date. Medical devices are subjected to significant clinical analysis and screening to validate their safety and efficacy as well as determine their commercial viability. Accordingly, medical devices are considered technologically feasible upon FDA (or international regulatory body) market approval. The steps required to introduce these products include both research and development and clinical and regulatory costs and efforts to be expended over the next one to four years. Clinical and regulatory costs and efforts relate primarily to the costs and efforts associated with receiving FDA approval (and/or international regulatory body approval, where applicable), specifically costs and efforts incurred for clinical trials and preparation of FDA submission and interaction with the FDA (and international regulatory bodies, where applicable). None of these medical devices or products had received FDA (or international regulatory body) market approval as of the acquisition date, and therefore all were identified as in-process research and development that had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in such early stages of development. The same methodology (income approach) was utilized to evaluate purchased research and development as was utilized to evaluate the other Nellcor identifiable intangible assets acquired, except the cost approach was utilized to evaluate the assembled work force.

     The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased operating earnings by $75.4 million, $46.7 million net of taxes for the nine months ended March 31, 1998. Pre-tax charges to the healthcare segment and specialty chemicals segment for the nine months ended March 31, 1998 were $74.4 million and $1.0 million, respectively.

     In addition, results of operations for the quarter and nine months ended March 31, 1998 included integration charges of $12.4 million, $8.3 million net of taxes, and $19.2 million, $12.6 million net of taxes, respectively, related to the healthcare segment.

     Included in the results of operations for the nine months ended March 31, 1998 is a gain of $15.8 million, $8.9 million after taxes resulting from the sale of specialty chemical product lines.

     The following schedule summarizes the above information in relation to earnings (loss) from continuing operations:


                                          Quarter Ended      Nine Months Ended
     (In millions)                        March 31, 1998       March 31, 1998
                                         ----------------    -----------------
     Earnings from continuing
      operations excluding acquisition-
      and divestiture-related items            $45.4                 $98.5
     Nellcor
      - Write-off of purchased research
         and development                                            (398.3)
      - Inventory stepped up to fair
         value                                                       (46.7)
      - Integration charges                     (8.3)                (12.6)
     Divestiture of two specialty
      chemical product lines                    (1.2)                  8.9
                                             ---------             ---------
     Earnings (loss) from continuing
      operations                               $35.9               $(350.2)
                                             =========             =========

3. Included in the results of operations for the quarter and nine months ended March 31, 1998 is a charge of $5.7 million, $3.7 million net of taxes for a change in estimates in reserves for receivables, inventory and warranty of Nellcor.

4. Included in earnings from continuing operations for the nine months ended March 31, 1997 is a one-time research and development expense of $6.0 million, $3.8 million after taxes resulting from a strategic alliance to develop new magnetic resonance imaging technology.

5. Included in discontinued operations are the results of the animal health segment which was divested June 30, 1997 and the results of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture with Hercules Incorporated, which was divested March 31, 1997. During the third quarter of fiscal 1998, the Company recorded a one-time, after-tax charge of $7.9 million to discontinued operations related to settlement costs from the sale of the animal health segment.

6. On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced a patent infringement litigation against Mallinckrodt Inc. and its wholly owned subsidiary, Mallinckrodt Medical, Inc. (collectively, the Company) in the U.S. District Court for the District of Minnesota. Specifically, Augustine alleged that the Company's sale of all five (5) models of its convective warming blankets infringes certain claims of one or more of its patents. The Company filed counterclaims against Augustine in connection with the above actions alleging unfair competition, antitrust violations, and invalidity of the asserted patents, among other things.

     The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is probable that the jury verdict and the trial court injunction will be overturned on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, payment would approximate $20.5 million at March 31, 1998. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II,
     Item 1 "Legal Proceedings" for additional information about this and related claims by Augustine against the Company.

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

     Once the Company becomes aware of its potential environmental liability at a particular site, the measurement of the related environmental liabilities to be recorded is based on an evaluation of currently available facts such as the extent and types of hazardous substances at a site, the range of technologies that can be used for remediation, evolving standards of what constitutes acceptable remediation, presently enacted laws and regulations, engineers and environmental specialists' estimates of the range of expected clean-up costs that may be incurred, prior experience in remediation of contaminated sites, and the progress to date on remediation in process. While the current law potentially imposes joint and several liability upon each party at a Superfund site, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the volumes of waste involved. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total clean-up, the recorded liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is disputed, existence of an allocation agreement, status of current action, and experience to date regarding similar matters. Current information and developments are regularly assessed by the Company, and accruals are adjusted on a quarterly basis, as required, to provide for the expected impact of these environmental matters.

     The Company has established accruals for matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated financial position and results of operations.

8. Provisions for income taxes were based on estimated annual effective tax rates for each fiscal year. Excluding the one-time $398.3 million write-off of purchased research and development which has no tax benefit, discussed in Notes 1 and 2, the Company's effective tax rate for the first nine months was 39.3 percent, compared to last year's 36.0 percent.

9.   As of March 31, 1998, the Company has authorized and issued
     100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:

                                       March 31,         June 30,
                                         1998              1997
                                    --------------   --------------
     Common stock                     13,979,560       14,843,847
     4 Percent cumulative
      preferred stock                      1,670            1,670

10.  At March 31, 1998, common shares reserved were:

     Exercise of common stock purchase rights          82,045,737
     Exercise of stock options and granting
      of stock awards                                   8,910,679
                                                     --------------
     Total                                             90,956,416
                                                     ==============

11. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

12. The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in millions, except shares and per share amounts).


                                Quarter Ended           Nine Months Ended
                                  March 31,                  March 31,
                             ---------------------     ---------------------
                               1998         1997          1998        1997
                             --------     --------     ---------    --------
     Numerator:
      Earnings (loss)
       from continuing
       operations            $   35.9     $   49.6      $(350.2)    $ 125.3
      Preferred stock
       dividends                 (.1)          (.1)         (.3)        (.3)
                             --------     ---------     --------    --------
      Numerator for basic
       earnings (loss)
       per share and
       earnings (loss)
       per share assuming
       dilution--income
       (loss) available to
       common shareholders   $   35.8     $   49.5      $(350.5)    $ 125.0
                             ========     ========      ========    ========
     Denominator:
      Denominator for
       basic earnings per
       share--weighted-
       average shares      73,080,647   73,826,057   72,837,966   74,057,373

      Potential dilutive
       common shares--
       employee stock
       options                694,661    1,352,215                 1,439,319
                           ----------   ----------   ----------   ----------

      Denominator for
       diluted earnings
       (loss) per share--
       adjusted weighted-
       average shares and
       assumed conversions 73,775,308   75,178,272   72,837,966   75,496,692
                           ==========   ==========   ==========   ==========

     Basic earnings
     (loss) from
      continuing
      operations per
      common share           $    .49     $    .67      $ (4.81)    $   1.69
                             ========     ========      ========    ========

     Earnings (loss) from
      continuing operations
      per common share--
      assuming dilution      $    .49     $    .66      $ (4.81)    $   1.66
                             ========     ========      ========    ========

     The diluted share base for the nine months ended March 31, 1998 excludes incremental shares of 718,680 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during this period.

13.  The components of inventory included the following as of
     March  31, 1998:
     (In millions)
     Raw materials and supplies           $ 203.5
     Work in process                         67.0
     Finished goods                         236.6
                                          -------
                                          $ 507.1
                                          =======
14.  Supplemental cash flow information for the nine months ended
     March 31 included:
     (In millions)

                                                          1998        1997
                                                        --------    --------
     Interest paid                                        $65.3       $60.1
     Income taxes paid                                    $67.8       $47.2
     Non-cash investing and financing activities:
       Assumption of liabilities related to
        an acquisition                                   $452.5        $3.2
       Principal amount of debt assumed by buyer
        related to a divestiture                           $1.0      $510.0
       Preferred stock received related to a
        divestiture                                                   $88.9
       Issuance of stock related to an acquisition                    $22.0


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

Results of Operations

General
-------
The Company recorded earnings from continuing operations of $35.9 million, or 49 cents per share for the quarter ended March 31, 1998. Excluding charges related to the acquisition of Nellcor and a charge associated with the second quarter sales of two specialty chemical product lines, earnings from continuing operations were $45.4 million, or 62 cents per share on a basic earnings per share basis, 61 cents per share on a diluted basis. The acquisition-related charges of $12.4 million, $8.3 million net of taxes, were related to stay-on bonuses, consulting and other charges of a nonrecurring nature. The charge related to the specialty chemical product lines reduced the after-tax gain recorded in the second quarter by $1.2 million. Earnings from continuing operations for the same quarter last year were $49.6 million, or 67 cents per share on a basic earnings per share basis, 66 cents per share on a diluted basis.

Net earnings for the third quarter were $28.0 million, or 38 cents per share on a basic and diluted basis. These results include a one-time after-tax charge of $7.9 million related to costs to settle obligations from the sale of the animal health segment on June 30, 1997. Net earnings for the third quarter of last year were $48.6 million, or 66 cents per share on a basic earnings per share basis, and 65 cents per share on a diluted basis. The fiscal 1997 results for the third quarter included a net loss of $1.0 million from discontinued operations. The net loss from discontinued operations in last year's results included a gain on the sale of the Company's share of a flavors joint venture which was sold on March 31, 1997 and an estimated loss on the sale of the animal health segment which was sold on June 30, 1997.

Net sales for the quarter rose 47 percent to $691.2 million, compared to $469.7 million a year earlier. Excluding the sales of Nellcor, which was acquired at the end of August 1997, the Company's net sales were $473.6 million, an increase of $3.9 million or 1 percent compared to a year earlier.

For the nine-month period ended March 31, 1998, the Company recorded a net loss from continuing operations of $350.2 million, or $4.81 per share on a basic and diluted basis. This loss included charges related to the Nellcor acquisition and a gain associated with the second quarter divestiture of two specialty chemical product lines. The acquisition-related charges are a one-time $398.3 million write-off of purchased research and development, which had no offsetting tax benefits, a cost of goods sold charge of $75.4 million, $46.7 million net of taxes, related to the sale of inventories stepped up to fair value, and expenses of $19.2 million, $12.6 million net of taxes associated with the integration of Nellcor into the Company. Excluding the acquisition- and divestiture-related items, the Company had earnings from continuing operations of $98.5 million, or $1.35 per share on a basic earnings per share basis, $1.33 per share on a diluted basis. For the same period last year, the Company recorded earnings from continuing operations of $125.3 million, or $1.69 per share on a basic earnings per share basis, $1.66 per share on a diluted basis.

For the nine-month period ended March 31, 1998, the Company had a net loss of $358.1 million, or $4.92 per share on a basic and diluted basis, which included a $7.9 million charge, or 11 cents per share, in discontinued operations. For the corresponding period of the prior year, net income was $127.5 million, or $1.72 per share on a basic earnings per share basis, $1.69 per share on a diluted basis, and included a net gain of $2.2 million, or 3 cents per share from discontinued operations.

Net sales for the first nine months rose 35 percent to $1.85 billion compared to $1.36 billion a year earlier. The current year sales amount included seven months of sales of Nellcor which was acquired at the end of August 1997. Excluding Nellcor sales, the Company's net sales were $1.35 billion, or 1 percent below the corresponding nine-month period last year.


----------------------------
[1] This report contains a number of forward-looking statements, all of which are based on current expectations. These statements involve risks and uncertainties and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

A comparison of sales and operating earnings follows:


(In millions)                      Quarter Ended         Nine Months Ended
                                     March 31,                March 31,
                               --------------------     ---------------------
                                 1998        1997         1998        1997
                               --------    --------     ---------   ---------
Sales
-----
  Healthcare                   $ 597.6     $ 387.2      $1,573.7    $1,121.3
  Specialty chemicals             94.2        82.6         272.6       243.7
  Intersegment sales               (.6)        (.1)          (.8)        (.2)
                               --------    --------     ---------   ---------
                               $ 691.2     $ 469.7      $1,845.5    $1,364.8
                               ========    ========     =========   =========


Operating earnings (loss)
-------------------------
  Healthcare                   $  75.0     $  80.6      $ (284.7)   $  216.4
  Specialty chemicals             15.8         8.4          46.5        19.9
  Corporate                       (5.6)       (5.5)        (18.2)      (19.4)
                               --------    --------     ---------   ---------
                               $  85.2     $  83.5      $ (256.4)   $  216.9
                               ========    ========     =========   =========

Business Segments
-----------------
Healthcare                         Quarter Ended         Nine Months Ended
Net sales                            March 31,                March 31,
                               --------------------     ---------------------
(In millions)                    1998        1997         1998        1997
                               --------    --------     ---------   ---------

Respiratory care               $ 285.9     $  78.2      $  703.5    $  235.0
Imaging agents                   190.9       190.1         557.3       589.9
Pharmaceutical specialties       120.8       118.9         312.9       296.4
                               --------    --------     ---------   ---------
                               $ 597.6     $ 387.2      $1,573.7    $1,121.3
                               ========    ========     =========   =========


Healthcare reported operating earnings for the quarter of $75.0 million, including the respiratory care product results of Nellcor which was acquired at the end of August 1997. The third quarter results include $12.4 million in charges for integration activities involving Nellcor. Excluding the impact of the integration-related charges, healthcare operating earnings would have been $87.4 million or 8 percent above the $80.6 million reported for the same period last fiscal year.

Healthcare reported an operating loss for the nine-month period of $284.7 million. These results include a $396.3 million write-off of purchased research and development, a $74.4 million fair value step-up charge related to the sale of inventories acquired and $19.2 million in charges for integration activities involving Nellcor. Excluding the impact of these charges, healthcare operating earnings would have been $205.2 million, which is 5 percent below the $216.4 million reported by this business segment for the same period in fiscal 1997. The nine-month year-to-year earnings decline is primarily attributable to lower selling prices in imaging agents which are only partially offset by volume growth. Global efforts toward healthcare cost containment continue to exert pressure on product pricing. The demand for price discounts from customer buying groups has adversely impacted earnings growth. This industry trend is expected to continue. In response to these market changes, the Company has entered into a seven-year contract with Premier, Inc. (Premier), the largest healthcare purchasing group in the U.S., to supply x-ray contrast media, tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner, and Mallinckrodt's products will be used preferentially by Premier's 1,650 member hospitals.

Net sales of the healthcare segment in the third quarter were $597.6 million, an increase of 54 percent over the $387.2 million reported for the same period in fiscal 1997. Excluding Nellcor, healthcare sales were $391.7 million, or 1 percent above the same quarter last year. For the first nine months of the year, net sales for the healthcare segment, which includes seven months of Nellcor results, were $1.57 billion or 40 percent above the prior year period. Excluding Nellcor, healthcare sales were $1.10 billion, or 2 percent below prior year.

Respiratory care includes critical care products and Nellcor sales. Excluding Nellcor sales, the business had a sales increase of $1.8 million or 2 percent, and a decrease of $2.6 million or 1 percent for the current quarter and nine-month period, respectively, when compared to the corresponding periods last fiscal year. The third quarter improvement is attributable to volume growth of $8 million or 10 percent, offset by the strong U.S. dollar ($4 million) and lower selling prices of respiratory care and anesthesiology products ($3 million). The comparison of the first nine months shows similar results with sales volume increases of $24 million, offset by a negative impact of the strong U.S. dollar ($13 million) and lower prices of respiratory therapy products ($10 million). The year-to-date sales results are also negatively impacted ($6 million) when compared to the prior year by the divestiture of the blood gas and electrolyte product business in September 1996.

Imaging agent sales for the third quarter were about equal to the prior year, but for the first nine months were almost 6 percent or $33 million behind prior year results. This sales decline is attributable to continued erosion of selling prices of all imaging agents, in spite of volume increases in all major product lines. For the third quarter, sales volume of iodinated contrast media, the most significant product line in the imaging agent business, increased $9 million, but total sales for these products declined approximately $4 million as a result of continued price erosion. For the first nine months, iodinated contrast media sales volume increased by approximately $35 million but total sales of these products were down almost $41 million primarily as a result of price erosion. Although price erosion appeared to moderate somewhat in the current quarter, pricing pressure, especially in the U.S. iodinated contrast media market, is expected to continue as the Company and its competitors work to maintain market shares in a market largely driven by the consolidation of hospital buying groups. The seven-year agreement with Premier aligns the Company with the largest healthcare purchasing group in the U.S., representing approximately thirty percent of all x-ray contrast media purchased. The Premier agreement is believed to be the largest contract ever written for contrast media products.

Pharmaceutical specialty sales increased $2 million (2 percent) and $17 million (6 percent) over the three-month and nine-month periods of the prior year, respectively. The sales increase for the first nine months is primarily due to volume increases, reflecting $12 million for dosage narcotics, including the acquisition of D.M. Graham Laboratories, Inc. in November 1996, and $4 million for acetaminophen (APAP). Overall pricing in this business has remained relatively constant for the quarter and year to date when compared to prior year.

Specialty Chemicals          Quarter Ended       Nine Months Ended
Net sales                      March 31,              March 31,
                          ------------------     -----------------
(In millions)              1998        1997       1998       1997
                          ------      ------     ------     ------

                          $ 94.2      $ 82.6     $272.6     $243.7
                          ======      ======     ======     ======

Specialty chemicals segment operating earnings for the third quarter were $15.8 million which includes the activities of the Nellcor Aero Systems business. Excluding Aero Systems, operating earnings for the three months were $14.5 million, 73 percent above the prior year amount of $8.4 million. The earnings improvement is attributable to product mix and manufacturing cost and expense control. Operating results for the first nine months of the year were $46.5 million. These results include Aero Systems operations and its associated acquisition-related charges of $3.0 million for the write-off of purchased research and development and sale of inventories stepped up to fair value at acquisition. In addition, year-to-date results include a $15.8 million gain resulting from the sale of two specialty chemical product lines divested in the second quarter of fiscal 1998. Excluding Aero Systems and the divestiture gains, the year-to-date results were $29.5 million, or 48 percent greater than the results for the same period of fiscal 1997. The year-to-year improvement is primarily attributable to a decline in expenses and sales mix.

Sales for the third quarter were up $11.6 million, or 14 percent over the prior year. Excluding Aero Systems sales of $11.7 million, sales for the three months were $82.5 million, or flat with the prior year. Sales for the nine-month period were $272.6 million, or $28.9 million higher than the amount for the corresponding period of fiscal 1997. Excluding Aero Systems sales of $28.3 million, sales for the nine-month period are flat compared to prior year because two plastic additive product lines of the segment were divested in the second quarter. The plastic additives business reported sales of $26.5 million during the first nine months of fiscal 1998 as compared with $41.9 million during the same period last year.

Corporate Matters
-----------------
Corporate expense is up 2 percent for the quarter but down 6 percent for the nine months as compared to the respective periods of the prior year. Excluding the one-time non-cash write-off of purchased research and development which had no tax benefit, the Company's effective tax rate for the nine months is 39.3 percent, compared to last year's 36.0 percent. This rate increase is primarily due to nondeductible goodwill amortization directly associated with the acquisition of Nellcor on August 28, 1997.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1997, cash and cash equivalents decreased $758.5 million, primarily as a result of the acquisition of the outstanding common shares of Nellcor in August 1997. Operations provided $104.0 million of cash, while acquisition and capital spending totaled $1,900.6 million. The Company received $29.6 million in proceeds from asset disposals. Debt as a percentage of invested capital was 65.1 percent.

The current ratio had declined to .7:1 at the end of the second quarter as a result of short-term borrowings during the first quarter of fiscal 1998 to acquire the outstanding shares of Nellcor common stock. During the third quarter, the Company issued $400 million in long-term debt, as described below, with the proceeds used to reduce short-term borrowing and thus improving the current ratio to .9:1 at March 31, 1998. In addition, earlier this year the Company had announced plans to divest its specialty chemicals segment which, when completed, will provide cash which the Company anticipates will be used to further reduce short-term borrowings. The catalyst business and Aero Systems were divested in the fourth quarter for cash proceeds of $210 million and $69.7 million, respectively.

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The acquisition was completed utilizing cash and cash equivalents and borrowed funds. The borrowing of approximately $1.1 billion, reported as a current liability, was obtained through a $2.0 billion credit facility established in July 1997, and amended and restated in September 1997. The credit facility consists of a $400 million term loan, which was repaid in March 1998, and a $1.6 billion five-year revolving credit facility. Under this agreement, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at March 31, 1998.

In January 1998, the Company issued $200 million aggregate principal amount of notes maturing January 14, 2010. The notes bear interest at 5.99 percent until January 14, 2000, at which time the interest rate will be reset at a fixed annual rate of 5.64 percent plus the Company's then incremental borrowing rate above the rate quoted on U.S. Treasury ten-year notes. As consideration for this feature, the Company received an up-front premium in the amount of $4.4 million, which has been deferred and will be recognized as an adjustment to interest expense over the term of the underlying debt. The notes are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000.

In March 1998, the Company issued $200 million aggregate principal amount of notes maturing March 15, 2011. The notes bear interest at
6.3 percent until March 15, 2001, at which time the interest rate will be reset at a fixed annual rate of 5.6219 percent plus the Company's then incremental borrowing rate above the rate quoted on U.S. Treasury ten-year notes. As consideration for this feature, the Company received an up-front premium in the amount of $5.6 million, which has been deferred and will be recognized as an adjustment to interest expense over the term of the underlying debt. The notes are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on March 15, 2001. In conjunction with this issue, the Company entered into an interest rate swap transaction whereby the effective periodic interest payment is equal to three-month LIBOR plus .3419 percent. The rate is adjusted every three months starting June 15, 1998. The swap contract expires on March 15, 2001.

Proceeds of both of the above transactions were used to repay commercial paper borrowings.

During the second quarter, the Company entered into two contracts of $100 million each to hedge against a potential rise in interest rates on its anticipated financing activities. One hedge was terminated in January 1998 effective with the issuance of the notes maturing in 2010. The second contract was terminated in March 1998 with the issuance of the notes maturing in 2011. The $4.3 million total realized losses on the termination of the contracts has been deferred and will be recognized as an adjustment to interest expense over the terms of the underlying debt.

In December 1997, the Company filed a $500 million shelf debt registration statement. The unused portions of shelf registrations filed in 1995 and 1992 have been cancelled.

At March 31, 1998, the Company has a $1.0 billion private-placement commercial paper program. The program is backed by the $1.6 billion five-year U.S. revolving credit facility available until September 2002. At March 31, 1998, there was $630.8 million commercial paper borrowings outstanding. There was no borrowing outstanding under the revolving credit facility at March 31, 1998. Non-U.S. lines of credit totaling $140.6 million were also available and borrowings under these lines amounted to $17.6 million at March 31, 1998. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases have totaled
36.8 million shares, including 240 thousand shares during the nine months ended March 31, 1998.

Estimated capital spending for the year ending June 30, 1998 is approximately $160 million.

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

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements" for information about the manner in which the Company establishes accruals for financial contingencies, including contingencies related to legal proceedings involving the Company.

Previously Reported Matters
---------------------------
The following is a discussion of material developments in proceedings previously reported in the Company's annual report on Form 10-K for its year ended June 30, 1997, as amended by the Company's reports on Form 10-Q for the quarters ended September 30, 1997 and December 31, 1997:

Environmental Matters
---------------------
Orrington, ME--As previously reported, the U.S. Environmental Protection Agency (USEPA) and the State of Maine Department of Environmental Protection (DEP) had requested additional information to complete the Site Investigation which was provided by the Company. Based on the data, USEPA and Maine DEP have asked the Company and the current owner to complete certain interim tasks to prevent potential migration of materials offsite. Upon completion of the interim tasks, the parties will finalize the Site Investigation and propose a remedial action plan.

Auburn Hills, MI--The Company met with the State of Michigan
Department of Environmental Quality (DEQ) to discuss the DEQ's position regarding certain additional activities. The DEQ intends to complete certain additional tasks which will supplement the characterization of the site. The Company has held several settlement meetings with other PRP's, but has not settled the litigation. Further discovery is proceeding.

Springville, UT--As previously reported, the Company has been sued along with The Ensign-Bickford Company in connection with the Company's former ownership of this site in the following two matters:
Stephens et al v. Trojan Corporation et al and Don Henrichsen et al
v. The Ensign-Bickford Company et al.   Both suits are pending in the
United States District Court, District of Utah, Central Division. Discovery is proceeding in both of these matters with depositions currently being completed.

Other Litigation
----------------
Augustine Medical, Inc.-- On February 24, 1998, Augustine Medical, Inc. filed an action in the District Court of The Hague, the Netherlands, against Mallinckrodt Inc., various Mallinckrodt European entities and Mallinckrodt distributors (collectively "Mallinckrodt") alleging that Mallinckrodt Warm Touch(*) blankets infringe its European patent EP0311336. Augustine is seeking an injunction against future sales and damages. A preliminary hearing is scheduled for May 26, 1998. This European patent is a counterpart of Augustine's United States patent which is the subject matter of litigation between the parties, as previously reported, in the U.S. District Court in the District of Minnesota currently under appeal to the Court of Appeals for the Federal Circuit in Washington D.C. Mallinckrodt will vigorously defend this action contending that the Augustine patent is invalid or not infringed. See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements" for additional information about the ongoing United States patent infringement litigation between Augustine and Mallinckrodt.

Nycomed Imaging AS--On April 21, 1998, Nycomed Imaging AS ("Nycomed") filed an action in the District Court of The Hague, the Netherlands, against various Mallinckrodt European entities (collectively "Mallinckrodt") and Mallinckrodt's licensor, Molecular BioSystems, Inc. ("MBI"), alleging that Optison(*) ultrasound agent infringed or will infringe its European patent EP0576521. Nycomed is seeking an injunction against future sales and damages. A preliminary hearing is scheduled for October 19, 1998. This European patent is the counterpart of Nycomed's U.S. patent that is the subject matter of litigation between the parties in the U.S. District Court in the District of Columbia as previously reported. Mallinckrodt and MBI will vigorously defend this action contending that the Nycomed European patent is invalid or not infringed.

Item  2.   Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

                                                        Filed with
Exhibit                       Incorporated Herein       Electronic
Number     Description          by Reference to:        Submission
-------    -----------        -------------------       ----------

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

     - Report dated February 3, 1998 under Item 5 regarding pro forma statements to present the combined results of operations of Mallinckrodt Inc. and Nellcor Puritan Bennett Incorporated by quarter for the year ended June 30, 1997.

     -  Report dated February 25, 1998 under Item 5 regarding
        Engelhard plans to acquire Mallinckrodt catalyst business.

     - Report dated March 2, 1998 under Item 5 regarding presentation of consolidated financial statements for Nellcor Puritan Bennett Incorporated for the periods ended July 6, 1997 and July 7, 1996.

     - Report dated March 4, 1998 under Item 7 regarding presentation of Nellcor Puritan Bennett Incorporated financial statements for the years ended July 7, 1996 and July 2, 1995, and for the three-month and nine-month periods ended April 6, 1997 and March 31, 1996.

     - Report dated March 23, 1998 under Item 5 to provide pro forma statement of operations to present the combined results of Mallinckrodt Inc. and Nellcor Puritan Bennet Incorporated for the six months ended December 31, 1997.

     - Report dated March 23, 1998 under Item 7 regarding financial statements, pro forma financial information and exhibits with respect to that certain Current Report on Form 8-K filed on September 5, 1997 as amended by that certain Form 8-K/A of Mallinckrodt filed on November 3, 1997 and as further amended by that certain Form 8-K/A filed on March 4, 1998.

     - Report dated April 22, 1998 under Item 5 regarding near-term outlook in conjunction with third quarter earnings report.

     - Report dated May 6, 1998 under Item 5 regarding completion of the sale of the catalyst business.

                              **************


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Mallinckrodt Inc.
---------------------------
         Registrant

By:  MICHAEL A. ROCCA             By: DOUGLAS A. MCKINNEY
   ------------------------          ---------------------
     Michael A. Rocca                 Douglas A. McKinney
     Senior Vice President and        Vice President and
     Chief Financial Officer          Controller

DATE: May 12, 1998