Form 10-Q/A
period 1997-09-30
MALLINCKRODT INC /MO
filed 1998-06-17
CIK 51396

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

Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-Q/A No. 1 is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three months ended September 30, 1997 of Mallinckrodt Inc. filed with the Securities and Exchange Commission on November 12, 1997 (the "Form 10-Q"). In accordance therewith, Part I "Financial Information" of the Form 10-Q is hereby restated in its entirety to provide additional disclosure as follows.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                            Three Months Ended
                                               September 30,
                                            --------------------
                                              1997        1996
                                            --------    --------

Net sales                                   $ 498.1     $ 442.0

Operating costs and expenses:
  Cost of goods sold                          309.0       242.0
  Selling, administrative and
   general expenses                           125.3       105.8
  Purchased research and development          398.3
  Research and development expenses            29.5        28.8
  Other operating income, net                  (1.7)        (.9)
                                            --------    --------
Total operating costs and expenses            860.4       375.7
                                            --------    --------
Operating earnings (loss)                    (362.3)       66.3

Interest income and other
 nonoperating income, net                       9.2         4.5
Interest expense                              (18.4)      (12.7)
                                            --------    --------
Earnings (loss) from continuing
 operations before income taxes              (371.5)       58.1
Income tax provision                            9.9        21.5
                                            --------    --------
Earnings (loss) from continuing
 operations                                  (381.4)       36.6
Discontinued operations                                    (1.2)
                                            --------    --------
Net earnings (loss)                          (381.4)       35.4
Preferred stock dividends                       (.1)        (.1)
                                            --------    --------
Available for common shareholders           $(381.5)    $  35.3
                                            ========    ========


Earnings (loss) per common share:
  Continuing operations                     $ (5.21)    $   .48
  Discontinued operations                                  (.01)
                                            --------    --------
  Net earnings                              $ (5.21)    $   .47
                                            ========    ========

(See Notes to Condensed Consolidated Financial Statements on pages 5 through 8.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                            September 30,     June 30,
                                                1997            1997
                                            -------------   ------------
Assets
Current assets:
  Cash and cash equivalents                  $  125.1         $  808.5
  Trade receivables, less allowances
   of $14.7 at September 30 and $8.4
   at June 30                                   474.2            356.0
  Inventories                                   568.9            315.9
  Deferred income taxes                          58.3             36.8
  Other current assets                           82.4             99.6
                                             ---------        ---------
Total current assets                          1,308.9          1,616.8
Investments and long-term receivables,
  less allowances of $9.6 at September 30
  and $14.1 at June 30                          172.5            145.1
Property, plant and equipment, net              984.7            827.9
Goodwill, net                                   896.4            226.2
Technology, net                                 396.5             24.2
Other intangible assets, net                    295.2            146.7
Deferred income taxes                            23.5               .8
                                             ---------        ---------
Total assets                                 $4,077.7         $2,987.7
                                             =========        =========


Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                            $1,126.5         $   11.7
  Accounts payable                              192.7            169.3
  Accrued liabilities                           456.8            396.1
  Income taxes payable                           57.4             76.4
  Deferred income taxes                          21.7               .2
                                             ---------        ---------
Total current liabilities                     1,855.1            653.7
Long-term debt, less current maturities         550.6            545.2
Deferred income taxes                           468.1            248.7
Postretirement benefits                         165.2            161.9
Other noncurrent liabilities and
 deferred credits                               164.6            127.0
                                             ---------        ---------
Total liabilities                             3,203.6          1,736.5
                                             ---------        ---------
Shareholders' equity:
  4 Percent cumulative preferred stock           11.0             11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares                                        87.1             87.1
  Capital in excess of par value                312.8            305.9
  Reinvested earnings                           899.1          1,292.6
  Foreign currency translation                  (53.5)           (49.9)
  Treasury stock, at cost                      (382.4)          (395.5)
                                             ---------        ---------
Total shareholders' equity                      874.1          1,251.2
                                             ---------        ---------
Total liabilities and shareholders' equity   $4,077.7         $2,987.7
                                             =========        =========

(See Notes to Condensed Consolidated Financial Statements on pages 5 through 8.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                            Three Months Ended
                                               September 30,
                                           ------------------------
                                               1997         1996
                                           ----------    ----------
Cash Flows - Operating Activities
Net earnings (loss)                         $ (381.4)     $  35.4
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
  Depreciation and amortization                 38.8         39.1
  Postretirement benefits                        3.3          2.8
  Undistributed equity in earnings of
   joint venture                                             (5.6)
  Losses on disposals of assets                   .1
  Deferred income taxes                         (4.8)        (3.7)
  Write-off of purchased research and
   development                                 398.3
  Sale of inventory stepped up to fair
   value at acquisition                         18.8
                                           ----------    ----------
                                                73.1         68.0

  Changes in operating assets and
   liabilities:
     Trade receivables                          33.8         15.5
     Inventories                               (17.4)       ( 7.4)
     Other current assets                       43.0          (.2)
     Accounts payable, accrued liabilities
       and income taxes payable, net          (172.6)       (21.8)
     Net current liabilities of
       discontinued operations                                (.3)
     Other noncurrent liabilities and
       deferred credits                         18.4        (16.8)
     Other, net                                  1.1         21.3
                                           ----------    ----------
Net cash provided (used) by operating
 activities                                    (20.6)        58.3
                                           ----------    ----------

Cash Flows - Investing Activities
Capital expenditures                           (30.3)       (22.9)
Acquisition spending                        (1,734.6)        (4.1)
Proceeds from asset disposals                    1.3         33.6
Other, net                                        .7          1.9
                                           ----------    ----------
Net cash provided (used) by investing
 activities                                 (1,762.9)         8.5
                                           ----------    ----------


Cash Flows - Financing Activities
Increase in short-term debt                  1,091.8           .4
Proceeds from long-term debt                      .4          1.6
Payments on long-term debt                                   (1.9)
Issuance of Mallinckrodt common stock           29.7          9.5
Acquisition of treasury stock                   (9.7)       (22.5)
Dividends paid                                 (12.1)       (11.7)
                                           ----------    ----------
Net cash provided (used) by financing
 activities                                  1,100.1        (24.6)
                                           ----------    ----------

Increase (decrease) in cash and cash
 equivalents                                  (683.4)        42.2
Cash and cash equivalents at beginning
 of period                                     808.5        496.1
                                           ----------    ----------
Cash and cash equivalents at end
 of period                                  $  125.1      $ 538.3
                                           ==========    ==========

(See Notes to Condensed Consolidated Financial Statements on pages 5 through 8.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In millions, except per share amounts)

                                             1997          1996
                                          ----------    ----------

4 Percent cumulative preferred stock:
  Balance at June 30 and September 30     $   11.0       $    11.0

Common stock:
  Balance at June 30 and September 30         87.1            87.1


Capital in excess of par value:
  Balance at June 30                         305.9           283.5
  Stock option exercises                       6.9             1.9
                                          ----------      ---------
  Balance at September 30                    312.8           285.4
                                          ----------      ---------

Reinvested earnings:
  Balance at June 30                       1,292.6         1,150.7
  Net earnings (loss)                       (381.4)           35.4
  Dividends
   4 Percent cumulative preferred
    stock ($1.00 per share)                    (.1)            (.1)
   Common stock ($.165 per share in
    fiscal 1998 and $.155 per share
    in fiscal 1997)                          (12.0)          (11.6)
                                          ---------       ---------
  Balance at September 30                    899.1         1,174.4
                                          ---------       ---------


Foreign currency translation:
  Balance at June 30                         (49.9)          (15.3)
  Translation adjustment                      (3.6)            2.8
                                          ---------       ---------
  Balance at September 30                    (53.5)          (12.5)
                                          ---------       ---------


Treasury stock:
  Balance at June 30                        (395.5)         (284.8)
  Acquisition of treasury stock              ( 9.7)          (22.5)
  Stock option exercises                       8.7             7.6
  Investment plan match                        7.3
  Restricted stock award                       6.8
                                          ---------       ---------
  Balance at September 30                   (382.4)         (299.7)
                                          ---------       ---------
Total shareholders' equity                $  874.1        $1,245.7
                                          =========       =========

(See Notes to Condensed Consolidated Financial Statements on pages 5 through 8.)

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

     The purchase price has been allocated based upon the estimated fair value of the assets acquired. Identifiable intangible assets are purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $398.3 million, which represents the value of medical devices still in the development stage and not considered to have reached technical feasibility, was written off in the first quarter of fiscal 1998. See Note 2 for additional information. Technology, also referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. Other intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted average life of 24 years). Goodwill, which represents the excess of acquisition costs over the fair value of the net assets acquired, was $674.6 million at September 30, 1997 and is being amortized on a straight-line basis over 30 years. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $5.7 million for the quarter ended September 30, 1997. Since the results of Nellcor have only been included in the Company's consolidated results since September, the year-to-date amortization represents only one month of activity. The Company has also recorded a deferred tax liability of approximately $234.6 million, representing the tax effect of timing differences recorded as part of the acquisition.

     Immediately after the acquisition was consummated, management of the combined Company began to formulate an integration plan to combine Mallinckrodt and Nellcor into one successful company. The objectives of the integration effort were to sustain and nurture the current sales base, develop revenue enhancement opportunities, and identify and implement profit improvements with the impact of these actions to be substantially realized in fiscal 1999. Management is evaluating numerous alternative courses of action, but additional analysis is required to determine the actions to select and the methods of implementation. No assurances can be made as to the amount of profit improvements that will actually be realized; however, substantial management resources will be applied to achieve operating efficiencies from integrating the two companies. The Company expects the integration plan to be completed during fiscal 1998.

     Upon the approval of exit plans, the resulting costs, which will include involuntary severance of Nellcor employees as a result of work force reduction, relocation of Nellcor employees, and the elimination of contractual obligations of Nellcor which will have no future economic benefit when the plan is complete, will be recognized as a liability assumed as of the acquisition date. The contractual obligations include facility leases and consulting arrangements which are no longer required for software implementation and other projects that may be stopped. Termination and relocation arrangements will be communicated in sufficient detail for the affected Nellcor employee groups to determine the types and amounts of benefits they will receive if terminated or relocated. At September 30, 1997, costs of these exit activities are expected to be significant but are not estimable. No accruals for Nellcor integration actions were recorded during the first quarter. As these accruals are recorded, there will be a corresponding increase in goodwill.

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

     The integration plan will also identify exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor. Costs of these exit activities will include severance of Mallinckrodt employees. A liability for these costs will be recognized at the time management commits to the plan and communicates termination arrangements in sufficient detail for the affected Mallinckrodt employee groups to determine the types and amounts of benefits they will receive if terminated. In addition, integration costs of the combined Company, such as transition bonuses and consulting costs, will generally be expensed as incurred. At September 30, 1997, cost of exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor plus integration costs of the combined Company, which will be a nonrecurring charge to fiscal 1998 operating results, are expected to be material but are not estimable. During the first quarter, no accruals or expenses were recorded.

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


                                                 Three Months Ended
                                                    September 30,
                                                 ------------------

     (In millions, except per share amounts)
                                                   1997       1996
                                                 -------    -------
     Net sales                                   $599.2     $612.9
     Net income                                  $  5.9     $ 25.3
     Net income per share                        $  .08     $  .33

     The pro forma financial information presented above does not include noncash charges for purchased research and development and the sale of inventory stepped up to fair value at date of acquisition. These charges are included in the actual results of operations for the quarter ended September 30, 1997. See
     Note 2 for additional information.

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

2. Included in operating earnings for the three months ended September 30, 1997 are one-time noncash acquisition-related costs of $398.3 million for the write-off of Nellcor purchased research and development. Of this amount, $396.3 million relates to the healthcare segment and $2.0 million relates to the specialty chemicals segment. The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines (e.g., sensors, monitors and ventilators) that are in various stages of development and have significant technological hurdles remaining as of the transaction date. Medical devices are subjected to significant clinical analysis and screening to validate their safety and efficacy as well as determine their commercial viability. Accordingly, medical devices are considered technologically feasible upon FDA (or international regulatory body) market approval. The steps required to introduce these products include both research and development and clinical and regulatory costs and efforts to be expended over the next one to four years. Clinical and regulatory costs and efforts relate primarily to the costs and efforts associated with receiving FDA approval (and/or international regulatory body approval, where applicable), specifically costs and efforts incurred for clinical trials and preparation of FDA submission and interaction with the FDA (and international regulatory bodies, where applicable). None of these medical devices or products had received FDA (or international regulatory body) market approval as of the acquisition date, and therefore all were identified as in-process research and development that had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in such early stages of development. The same methodology (income approach) was utilized to evaluate purchased research and development as was utilized to evaluate the other Nellcor identifiable intangible assets acquired, except the cost approach was utilized to evaluate the assembled work force.
     The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $18.8 million, $11.7 million net of taxes, for the month of September 1997. A similar inventory-related charge will impact results for the next three months based upon current expectations for sales of the acquired inventory.

3. Included in earnings from continuing operations for the three months ended September 30, 1996 is a one-time research and development expense of $6.0 million, $3.8 million after taxes, resulting from a strategic alliance to develop new magnetic resonance imaging technology.

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

     The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is probable that the jury verdict and the trial court injunction will be overturned on appeal. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II, Item 1 "Legal Proceedings" for additional information about this claim by Augustine against the Company.

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

9.   The components of inventory included the following as of
     September 30, 1997:
     (In millions)
     Raw materials and supplies       $192.6
     Work in process                    68.9
     Finished goods                    307.4
                                      ------
                                      $568.9
                                      ======

10. As of September 30, 1997, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of Series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:

                                   September 30,        June 30,
                                       1997               1997
                                  --------------     --------------
     Common stock                   14,236,673         14,843,847
     4 Percent cumulative
      preferred stock                    1,670              1,670

11.  At September 30, 1997, common shares reserved were:

     Exercise of common stock purchase rights          81,971,675
     Exercise of stock options and granting
      of stock awards                                   9,092,049
                                                     --------------
     Total                                             91,063,724
                                                     ==============

12. Supplemental cash flow information for the three months ended September 30 included:
     (In millions)
                                               1997         1996
                                             --------     --------
     Interest paid                             $12.7        $22.2
     Income taxes paid                          $4.8         $6.4
     Noncash investing and financing
      activities:
       Assumption of liabilities related
        to an acquisition                     $488.5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

Results of Operations

General
-------
The Company recorded a loss from continuing operations and a net loss of $381.4 million, or $5.21 loss per share for the quarter ended September 30, 1997. The loss includes certain noncash charges related to the acquisition of Nellcor which was completed at the end of August 1997. The acquisition-related charges are a one-time $398.3 million write-off of purchased research and development, which had no offsetting tax benefits, and a cost of goods sold charge of $18.8 million, $11.7 million net of taxes, related to the sale of inventories stepped up to fair value. Excluding the noncash charges related to the acquisition, the Company had earnings from continuing operations of $28.6 million, or 39 cents per share. Earnings from continuing operations for the first quarter of last year were $36.6 million, or 48 cents per share. Net earnings for the same quarter last year were $35.4 million, or 47 cents per share, and included a loss of $1.2 million from discontinued operations.

Net sales for the quarter were $498.1 million, up 13 percent from the $442.0 million in the same period last year. The first quarter results of operations include one month of sales of Nellcor, which were $70.7 million. Excluding the sales of Nellcor, the Company's net sales would have been 3 percent below the corresponding period of last year.

A comparison of sales and operating earnings follows:

(In millions)                                 Three Months Ended
                                                 September 30,
                                             --------------------
                                               1997        1996
                                             --------     -------
Sales
-----
  Healthcare                                 $411.1       $361.7
  Specialty chemicals                          87.0         80.5
  Intersegment sales                                         (.2)
                                             --------     -------
                                             $498.1       $442.0
                                             ========     =======

Operating earnings (loss)
-------------------------
  Healthcare                                 $(361.8)     $ 67.4
  Specialty chemicals                            5.0         5.5
  Corporate                                     (5.5)       (6.6)
                                             --------     -------
                                             $(362.3)     $ 66.3
                                             ========     =======

Business Segments
-----------------
Healthcare                                    Three Months Ended
Net Sales                                        September 30,
                                             --------------------
(In millions)                                  1997        1996
                                             -------     -------

Imaging agents                               $177.3      $198.6
Respiratory care                              141.8        77.3
Pharmaceutical specialties                     92.0        85.8
                                             -------     -------
                                             $411.1      $361.7
                                             =======     =======

Healthcare reported an operating loss for the quarter of $361.8 million which includes Nellcor's results for one month. These results of operations include a $396.3 million write-off of purchased research and development, and an $18.6 million fair value step-up charge related to the sale of inventories. Excluding the impact of Nellcor noncash acquisition-related charges, healthcare operating earnings would have been $53.1 million, which is 21 percent below the $67.4 million reported for the same period last fiscal year.

--------------------------------------------

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

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. The demand for price discounts from customer buying groups has adversely impacted earnings. This industry trend is expected to continue. In response to these market changes, the Company has entered into a seven-year contract with Premier, Inc. (Premier), the largest healthcare purchasing group in the U.S., to supply x-ray contrast media, tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner, and Mallinckrodt's products will be used preferentially by Premier's 1,650 member hospitals. The seven-year agreement with Premier aligns the Company with the largest healthcare purchasing group in the U.S., representing approximately thirty percent of all x-ray contrast media purchased. The Premier agreement is believed to be the largest contract ever written for contrast media products.

Net sales for the first quarter were $411.1 million, an increase of 14 percent over the $361.7 million reported for the same quarter last year. Excluding Nellcor, healthcare sales were $344.5 million. This represents a decline of $17.2 million or 5 percent from the prior year. Imaging agent sales were $177.3 million, which is $21.3 million or 11 percent below the corresponding period last year. This sales decline is primarily attributable to pricing pressures which are expected to continue. Price declines in iodinated contrast media reduced net sales by $33 million and were partially offset by sales volume increases of $12 million. Excluding Nellcor sales for one month, respiratory care had sales of $75.2 million, which is $2.1 million or 3 percent below prior year. The strong U.S. dollar and the lack of sales of the blood gas and electrolyte business divested on September 30, 1996 have negatively affected the year-to-year comparison of respiratory care sales by $5 million and $5.4 million, respectively, partially offset by respiratory therapy and anesthesiology products volume increases of $9 million. Pharmaceutical specialties sales were $92.0 million, a $6.2 million or 7 percent increase over the prior year. This sales increase is attributable to $3 million in acetaminophen (APAP) volume and price improvements and the remainder is associated with dosage narcotics and the Company's acquisition of D.M. Graham Laboratories, Inc. in November 1996.

Specialty Chemicals                           Three Months Ended
Net Sales                                        September 30,
                                             -------------------
(In millions)                                 1997         1996
                                             ------       ------
                                             $ 87.0       $ 80.5
                                             ======       ======

Specialty chemicals operating earnings for the quarter declined 9 percent to $5.0 million from $5.5 million for the same period last year. The current year results of operations include one month of results of Aero Systems, which is part of Nellcor. Excluding Aero Systems' acquisition-related charges, the specialty chemicals segment had operating earnings of $7.2 million or 31 percent above last year primarily as a result of benefits derived from cost containment programs in effect. Net sales for the quarter were up 8 percent. After excluding sales of Aero Systems, specialty chemicals sales improved $2.3 million or 3 percent primarily the result of a $3 million volume increase in microelectronics.

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

The current ratio has declined to its current level as a result of a reduction in cash and cash equivalents and increase in short-term borrowings to acquire the outstanding shares of common stock of Nellcor. The Company plans to restructure its debt in the near future in order to reduce its reliance on short-term borrowing facilities.

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

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases have totaled
36.8 million shares, including 240 thousand shares during the three months ended September 30, 1997.

Estimated capital spending for the year ending June 30, 1998 is approximately $200 million.



                             ********************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Mallinckrodt Inc.
---------------------------
         Registrant
By:     MICHAEL A. ROCCA              By:   DOUGLAS A. MCKINNEY
   ----------------------------           ------------------------
        Michael A. Rocca                    Douglas A. McKinney
        Senior Vice President and           Vice President and
        Chief Financial Officer             Controller

Date:   June 12, 1998