Form 10-Q/A
period 1997-12-31
MALLINCKRODT INC /MO
filed 1998-06-17
CIK 51396

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

Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-Q/A No. 1 is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three months ended December 31, 1997 of Mallinckrodt Inc. filed with the Securities and Exchange Commission on February 12, 1998 (the "Form 10-Q"). In accordance therewith, Part I, Items 1 and 2 "Financial Information" of the Form 10-Q are hereby restated in their entirety to provide additional disclosure as follows.

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

     Immediately after the acquisition was consummated, management of the combined Company began to formulate an integration plan to combine Mallinckrodt and Nellcor into one successful company. Eleven transition teams comprised of employees of Mallinckrodt and Nellcor were established in the second quarter to focus on business strategy, revenue enhancement, global development, sales force integration, product development, operations and administrative consolidation. All segments of the employee work force could be impacted by these efforts. The transition teams are expected to complete their work during fiscal 1998. Since both companies (Mallinckrodt and Nellcor) have global healthcare operations, senior management, through the transition teams, is assessing which activities should be consolidated, including customer service, logistics and sales. In addition, from a physical and legal perspective, assessment of the need for existing regional sales offices, country operations and headquarters are being evaluated.

     Upon the approval of exit plans, the resulting costs, which will include involuntary severance of Nellcor employees as a result of work force reduction, relocation of Nellcor employees, and the elimination of contractual obligations of Nellcor which will have no future economic benefit when the plan is complete, will be recognized as a liability assumed as of the acquisition date. The contractual obligations include facility leases and consulting arrangements which are no longer required for software implementation and other projects which may be stopped. Termination and relocation arrangements will be (and, in some cases, have been) communicated in sufficient detail for the affected Nellcor employee groups to determine the types and amounts of benefits they will receive if terminated or relocated.

     Nellcor corporate staff functions, which were performed at the Nellcor headquarters located in Pleasanton, California, will now be performed at the Mallinckrodt headquarters in St. Louis, Missouri. The Nellcor corporate staff employees in legal, treasury, human resources, corporate accounting, financial services, communications and investor relations have been notified.

     Integrating these two large international organizations is a complex process. The most complex undertaking for the transition teams is the determination of whether certain functions should be consolidated and where they should be located. The breadth of international operations creates logistic, legal and tax structural issues which must be assessed to derive the greatest value for the Company going forward. Decisions that result from the transition team recommendations will impact the valuation of assets acquired as determinations are made to end product lives and shut down or consolidate operations. Significant actions needed to complete the plan include determination of the legal ramifications of closing operations in certain countries, assessment of the tax implications of various alternative strategies, and analysis of the costs associated with the various activities to be exited and employees to be terminated. The evaluations of alternative Nellcor integration actions are still in preliminary stages of development. At December 31, 1997, the costs of exit activities which will be approved are not estimable but are expected to be significant.

     As of December 31, 1997, $26.9 million has been accrued and included in the acquisition cost allocation, and $1.6 million has been paid and charged against this accrual. The primary component of this balance relates to severance agreements in place prior to the acquisition date which provide certain employees with specified benefits in the event that their employment with Nellcor is terminated or there is an adverse change, based upon the employee's judgment, in the employee's status, title, position or responsibilities. As additional accruals are recorded for Nellcor integration actions, there will be a corresponding increase in goodwill.

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

     The integration plan will also identify exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor. Costs of these exit activities will include severance of Mallinckrodt employees. A liability for these costs will be recognized at the time management commits to the plan and communicates termination arrangements in sufficient detail for the affected Mallinckrodt employee groups to determine the types and amounts of benefits they will receive if terminated. In addition, integration costs of the combined Company, such as transition bonuses and consulting costs, will generally be expensed as incurred. At December 31, 1997, costs of exit activities related to the operations of Mallinckrodt prior to the acquisition of Nellcor plus integration costs of the combined Company, which will be a nonrecurring charge to fiscal 1998 operating results, are expected to be material but are not estimable. During the first half of fiscal 1998, the actions taken have resulted in pre-tax charges to operations of $6.8 million, consisting of $3.8 million for transition bonuses, $1.5 million for involuntary severance, and $1.5 million for other integration costs. As of December 31, 1997, payments made relating to the above totaled $0.1 million for involuntary severance and $1.5 million for other integration costs.
     The following unaudited pro forma financial information presents the combined results of operations of Mallinckrodt and Nellcor as if the acquisition had occurred as of the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest payments on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Mallinckrodt and Nellcor operated as a combined entity during such periods.

                                                 Six Months Ended
                                                    December 31,
                                               --------------------
     (In millions, except per share amounts)    1997         1996
                                               --------    --------
     Net sales                                 $1,255.4    $1,252.3
     Net income                                $   36.2    $   35.9
     Net income per share
      Basic                                    $    .50    $    .48
      Diluted                                  $    .49    $    .47

     The pro forma financial information presented above does not include noncash charges for purchased research and development and the sale of inventory stepped up to fair value at date of acquisition. These charges are included in the actual results of operations for the quarter and six months ended December 31, 1997. See Note 2 for additional information.

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

2.   Included in operating earnings for the six months ended
     December 31, 1997 are one-time noncash acquisition-related costs of $398.3 million for the write-off of Nellcor purchased research and development. Of this amount, $396.3 million relates to the healthcare segment and $2.0 million relates to the specialty chemicals segment. The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines (e.g., sensors, monitors and ventilators) that are in various stages of development and have significant technological hurdles remaining as of the transaction date. Medical devices are subjected to significant clinical analysis and screening to validate their safety and efficacy as well as determine their commercial viability. Accordingly, medical devices are considered technologically feasible upon FDA (or international regulatory body) market approval. The steps required to introduce these products include both research and development and clinical and regulatory costs and efforts to be expended over the next one to four years. Clinical and regulatory costs and efforts relate primarily to the costs and efforts associated with receiving FDA approval (and/or international regulatory body approval, where applicable), specifically costs and efforts incurred for clinical trials and preparation of FDA submission and interaction with the FDA (and international regulatory bodies, where applicable). None of these medical devices or products had received FDA (or international regulatory body) market approval as of the acquisition date, and therefore all were identified as in-process research and development that had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in such early stages of development. The same methodology (income approach) was utilized to evaluate purchased research and development as was utilized to evaluate the other Nellcor identifiable intangible assets acquired, except the cost approach was utilized to evaluate the assembled work force.

     The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $56.6 million, $35.0 million net of taxes, and $75.4 million, $46.7 million net of taxes, for the quarter and six months ended December 31, 1997, respectively. Pre-tax charges to the healthcare segment were $55.8 million and $74.4 million for the quarter and six months ended December 31, 1997, respectively. Specialty chemicals charges were $.8 million and $1.0 million for the respective periods.

     In addition, results of operations for the second quarter included Nellcor integration-related charges of $6.8 million, $4.3 million net of taxes, related to the healthcare segment.

3. Included in the results of operations for the quarter and six months ended December 31, 1997 is a gain of $15.9 million, $10.2 million after taxes, resulting from the sale of specialty chemical product lines.

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

     The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is probable that the jury verdict and the trial court injunction will be overturned on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, payment would approximate $18.6 million at December 31, 1997. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II,
     Item 1 "Legal Proceedings" for additional information about this claim by Augustine against the Company.

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

11.  The components of inventory included the following as of
     December 31, 1997:
     (In millions)
     Raw materials and supplies         $199.7
     Work in process                      63.3
     Finished goods                      245.1
                                        ------
                                        $508.1
                                        ======

12. As of December 31, 1997, the Company has authorized and issued 100,000 shares, par value $100, 4 Percent cumulative preferred stock of which 98,330 shares are outstanding. Mallinckrodt also has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which is outstanding.

     Shares included in treasury stock were:

                                   December 31,         June 30,
                                      1997                1997
                                  --------------     --------------

     Common stock                   14,125,225         14,843,847
     4 Percent cumulative
      preferred stock                    1,670              1,670

13.  At December 31, 1997, common shares reserved were:

     Exercise of common stock purchase rights          82,045,737
     Exercise of stock options and granting of
      stock awards                                      9,054,673
                                                     --------------
     Total                                             91,100,410
                                                     ==============

14. Supplemental cash flow information for the six months ended December 31 included:
     (In millions)
                                               1997        1996
                                             -------      -------
     Interest paid                           $ 39.2       $ 38.0
     Income taxes paid                       $ 57.8       $ 34.8
     Noncash investing and financing
      activities:
      Assumption of liabilities related
       to an acquisition                     $458.1       $  4.7
      Issuance of stock related to an
       acquisition                                        $ 22.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

Results of Operations

General
-------
The Company recorded a loss from continuing operations and a net loss of $4.7 million, or 7 cents loss per share on a basic and diluted basis for the quarter ended December 31, 1997. The loss includes certain charges related to the acquisition of Nellcor and gains associated with the sale of two specialty chemical product lines.
The acquisition-related charges include a noncash cost of goods sold charge of $56.6 million, $35.0 million net of taxes, related to the sale of inventories stepped up to fair value and integration charges of $6.8 million, $4.3 million net of taxes. The divestiture of the specialty chemical product lines resulted in a gain of $15.9 million, $10.2 million net of taxes. Excluding the acquisition- and divestiture-related items, the Company had earnings from continuing operations of $24.4 million, or 33 cents per share on a basic and diluted basis for the second quarter of fiscal 1998. Earnings from continuing operations for the same quarter last year were $39.1 million, or 53 cents per share on a basic earnings per share basis, 51 cents per share on a diluted basis. Net earnings for the second quarter last year were $43.5 million or 59 cents per share on a basic earnings per share basis, 57 cents per share on a diluted basis, which included income of $4.4 million from discontinued operations.

Net sales for the quarter rose 45 percent to $656.2 million, compared to $453.1 million a year earlier. The current quarter includes the results of Nellcor, which was acquired in August 1997. Excluding the sales of Nellcor, the Company's net sales were 2 percent below the corresponding period of last year.

For the six-month period ended December 31, 1997, the Company recorded a loss from continuing operations and a net loss of $386.1 million, or $5.31 loss per share on a basic and diluted basis. This loss included certain charges related to the Nellcor acquisition and a gain associated with the second quarter divestiture of two specialty chemical product lines. The acquisition-

--------------------------------------
[1] "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this report to stockholders are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; and the risk factors reported from time to time in the Company's SEC reports.

related charges are a one-time $398.3 million write-off of purchased research and development, which had no offsetting tax benefits, a cost of goods sold charge of $75.4 million, $46.7 million net of taxes, related to the sale of inventories stepped up to fair value, and expenses of $6.8 million, $4.3 million net of taxes, associated with the integration of Nellcor into the Company. Excluding the acquisition- and divestiture-related items, the Company had earnings from continuing operations for the six-month period of $53.0 million, or 73 cents per share on a basic earnings per share basis, 72 cents per share on a diluted basis. Earnings from continuing operations for the same period last year were $75.7 million, or $1.02 per share on a basic earnings per share basis, $1.00 per share on a diluted basis. Net earnings for the six-month period last year were $78.9 million or $1.06 per share on a basic earnings per share basis, $1.04 per share on a diluted basis, which included income of $3.2 million from discontinued operations.

Net sales for the first half rose 29 percent to $1.15 billion compared to $895.1 million a year earlier. The current year sales amount included the sales of Nellcor subsequent to acquisition in August 1997. Excluding the sales of Nellcor, the Company's net sales were 3 percent below the corresponding six-month period of last year.

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
                                ========   ========     =========   ========

Business Segments
-----------------
Healthcare                         Quarter Ended         Six Months Ended
Net Sales                           December 31,           December 31,
(In millions)                   -------------------     -------------------
                                  1997       1996         1997       1996
                                --------   --------     --------   --------

Respiratory care                $ 275.8    $  79.5      $ 417.6    $ 156.8
Imaging agents                    189.1      201.2        366.4      399.8
Pharmaceutical specialties        100.1       91.7        192.1      177.5
                                --------   --------     --------   --------
                                $ 565.0    $ 372.4      $ 976.1    $ 734.1
                                ========   ========     ========   ========

Healthcare reported operating earnings for the quarter of $2.1 million, including the respiratory care product results of Nellcor which was acquired in August 1997. The second quarter results of operations include a $55.8 million fair value step-up charge related to the sale of inventories and $6.8 million in charges for integration activities involving Nellcor. Excluding the impact of the Nellcor acquisition- and integration-related charges, healthcare operating earnings would have been $64.7 million, which is 5 percent below the $68.4 million reported for the same period last fiscal year.

Healthcare reported an operating loss for the six-month period of $359.7 million. These results of operations include a $396.3 million write-off of purchased research and development, a $74.4 million fair value step-up charge related to the sale of Nellcor inventories acquired and $6.8 million in charges for integration activities involving Nellcor. Excluding the impact of these charges, healthcare operating earnings would have been $117.8 million, which is 13 percent below the $135.8 million reported by this business segment for the same period in fiscal 1997.

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

Net sales of the healthcare segment in the second quarter were $565.0 million, an increase of 52 percent over the $372.4 million reported for the same period in fiscal 1997. Excluding Nellcor, healthcare sales were $366.4 million or 2 percent below the same quarter last year. For the first half of the year, net sales of the healthcare segment, which includes four months of Nellcor sales, were $976.1 million or 33 percent above the prior year period. Excluding Nellcor, healthcare sales were $710.9 million or 3 percent below prior year.

Respiratory care includes critical care products and Nellcor sales. Excluding Nellcor sales, this business had sales declines for the current quarter and the first half of the year of $2.4 million and $4.4 million, respectively, when compared to the corresponding periods of the prior year. Second quarter sales volumes of respiratory therapy and anesthesiology products increased $7 million or 10 percent, offset by the strong U.S. dollar ($5 million) and lower selling prices of certain respiratory therapy products ($5 million). The comparison of the first six months of the current year with the corresponding prior year period shows similar results with a $16 million sales volume increase of respiratory therapy and anesthesiology products, offset by the continuing negative impact of the strong U.S. dollar ($10 million) and lower selling prices of respiratory products ($5 million). The first half sales growth over prior year was also negatively impacted ($5.6 million) by the divestiture of the blood gas and electrolyte products business in September 1996.

Imaging agent sales declined $12.1 million and $33.4 million for the quarter and first half of the year, respectively, when compared to the same periods last year. This sales decline is attributable to continued erosion in selling prices of all imaging agents, in spite of volume increases in all major product lines. For the second quarter, sales volume of iodinated contrast media, the most significant product line of the imaging agent business, increased by $14 million, but total sales for these products were down $14 million as a result of continued price erosion ($24 million) and the negative impact of the strong U.S. dollar ($4 million). For the first six months, iodinated contrast media sales volume increased by $27 million but total sales of these products were down $38 million as a result of price erosion ($58 million) and the negative impact of the strong U.S. dollar ($7 million). The price erosion is anticipated to continue but at a moderating rate through the remainder of the year. The seven-year agreement with Premier aligns the Company with the largest healthcare purchasing group in the U.S., representing approximately thirty percent of all x-ray contrast media purchased. The Premier agreement is believed to be the largest contract ever written for contrast media products.

Pharmaceutical specialty sales increased by $8.4 million and $14.6 million over the corresponding three-month and six-month periods of the prior year, respectively. The sales increase for the second quarter, which was primarily due to volume increases, consisted of $5.7 million for dosage narcotics, including the acquisition of D.M. Graham Laboratories, Inc. in November 1996, and $2.0 million for acetaminophen (APAP). Sales volume growth also drove the dosage narcotic and acetaminophen first-half sales increases of $10.1 million and $5.1 million, respectively.

Specialty Chemicals       Quarter Ended          Six Months Ended
Net sales                  December 31,            December 31,
                        ------------------     ------------------
(In millions)            1997        1996       1997        1996
                        ------      ------     ------      ------

                        $ 91.4      $ 80.6     $178.4      $161.1
                        ======      ======     ======      ======

Specialty chemicals segment operating earnings for the quarter were $25.7 million. The results of operations include the activities of the Nellcor Aero Systems business and its acquisition-related charges and a $15.9 million gain on product line divestitures. Excluding Aero Systems activity and the nonrecurring gain related to divestitures, operating earnings for the three months were $8.6 million, 43 percent above the prior year amount of $6.0 million. The earnings improvement is attributable to higher catalyst sales volumes and lower expenses. Operating earnings for the first half of the year were $30.7 million. Excluding Aero Systems results and divestiture gains, the six-month operating earnings were $15.0 million or 30 percent greater than results for the same period of fiscal 1997. The improvement is the result of a year-to-date decline in expenses.

Sales for the six-month period were $178.4 million or $17.3 million above the prior year. Excluding Aero Systems, which was part of the Nellcor acquisition in August 1997, sales for the six-month period were $161.7 million or flat with the prior year. For the second quarter, sales were $91.4 million or $10.8 million above the same period last year. Excluding the impact of Aero Systems, sales for the three months were $78.9 million or $1.7 million below the prior year. The sales decline in the second quarter can be attributed to plastic additives, which had sold two product lines during the period and therefore generated only $5.6 million in sales during the current quarter compared with $14.4 million in the corresponding period of the prior year, partially offset by catalyst volume increases of $6 million.

Corporate Matters
-----------------
Corporate expense is down 3 percent and 9 percent for the second quarter and six-month periods as compared to the respective periods of the prior year. Excluding the one-time noncash write-off of purchased research and development which had no tax benefit, the Company's effective tax rate for the six months was 41.3 percent, compared to last year's 36.7 percent. This rate increase is primarily due to nondeductible goodwill amortization directly associated with the acquisition of Nellcor on August 28, 1997.

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

During the second quarter, the Company entered into two contracts of $100 million each to hedge against a potential rise in interest rates on its anticipated financing activities. One hedge was terminated in January 1998 effective with the issuance of the notes maturing in 2010 discussed above. The second contract will be closed concurrent with the issuance of additional debt later this year. Any gain or loss realized on the termination of the contracts will be deferred and recognized as an adjustment to interest expense over the term of the anticipated underlying debt. The market value of the contracts at December 31, 1997 was not material to the Company's financial position.

In December 1997, the Company filed a $500 million shelf debt registration statement. The unused portions of shelf registrations filed in 1995 and 1992 have been canceled.

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

                              ***************

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