Form 10-K
period 1998-06-30
MALLINCKRODT INC /MO
filed 1998-09-25
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                  FORM 10-K
        x
       ---   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended June 30, 1998

       ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from     to
                           Commission file number 1-483
                         --------------------------------

                                 MALLINCKRODT INC.
            (Exact name of Registrant as specified in its charter)
                New York                            36-1263901
     (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          Identification No.)

         675 McDonnell Boulevard
           St. Louis, Missouri                         63134
        (Address of principal                       (Zip Code)
         executive offices)
   Registrant's telephone number, including area code: 314-654-2000
                         -----------------------------
      Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
        Title of each class                  on which registered
        -------------------                 ---------------------
   4% Cumulative Preferred Stock,
    par value $100 per share                New York Stock Exchange
    Common Stock, par value $1 per share    New York Stock Exchange
                                            Chicago Stock Exchange
                                            Pacific Stock Exchange
   9.875% Debentures due March 15, 2011     New York Stock Exchange
   7% Debentures due December 15, 2013      New York Stock Exchange
   6.75% Notes due September 15, 2005       New York Stock Exchange
   6.5% Notes due November 15, 2007         New York Stock Exchange
   6% Notes due October 15, 2003            New York Stock Exchange
    Securities registered pursuant to Section 12(g) of the Act: None
                         ------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No
                   ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---
                         ------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,673,807,983 as of August 31, 1998. Market value is based on the August 31, 1998 closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 72,859,212 shares as of August 31, 1998.

Documents Incorporated By Reference: Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from pages 2 through 5, and 11; pages 6 and 7, 10 and 11, and 14 through 23; pages 8 and 9; and page 7, respectively, of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998.

1998 FORM 10-K CONTENTS

ITEM                                                           Page
----                                                           ----
Part I:
  1.  Business...............................................    1
      Introduction...........................................    1
      General Factors Related to the Business................    2
      International and Economic Risk Factors................    2
      Operations.............................................    3
      Other Actions..........................................   10
      Other Activities.......................................   10
  2.  Properties.............................................   12
  3.  Legal Proceedings......................................   12
  4.  Submission of Matters to a Vote of Security Holders....   16
      Executive Officers of the Registrant...................   16

Part II:
  5.  Market for Registrant's Common Stock and Related
       Stockholder Matters...................................   19
  6.  Selected Financial Data................................   20
  7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................   21
  7A. Quantitative and Qualitative Disclosures About
       Market Risk...........................................   30
  8.  Financial Statements and Supplementary Data............   31
  9.  Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure...................   58

Part III:
 10.  Directors and Executive Officers of the Registrant.....   58
 11.  Executive Compensation.................................   58
 12.  Security Ownership of Certain Beneficial Owners
       and Management........................................   59
 13.  Certain Relationships and Related Transactions.........   59

Part IV:
 14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K...........................................   59

Signatures...................................................   66

Part I.

ITEM 1.  BUSINESS

INTRODUCTION

Company Profile
---------------

Mallinckrodt Inc. (Mallinckrodt, the Company, or the Corporation) is a global company serving selected healthcare markets with products used primarily for respiratory care, diagnostic imaging and pain relief.

The Company was incorporated in New York in 1909 under the name
International Agricultural Corporation. The corporate headquarters is located at 675 McDonnell Boulevard, St. Louis, Missouri 63134, and the telephone number is (314) 654-2000.

Transition of the Company
-------------------------

During the past several years, many significant steps have been taken to transform the composition of the Company. During the past three years the transition has involved the following:

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

     - On June 30, 1997, the Company sold the animal health segment for $405 million cash. The Company retained certain liabilities.

     - On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor is the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients.

     - During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. The completed actions resulted in net cash proceeds of $308 million.

-------------------------------
CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this annual report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

Forward-looking statements are based on current expectations of future events. Such statements involve risks and uncertainties and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any such forward-looking statements are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; difficulties or delays in addressing "Year 2000" problems (as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations); and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statements as a result of future events or developments.

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business groups in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 2 of the Notes to Consolidated Financial Statements in Item 8.

General Points
--------------

In this report:

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company," the "Corporation" or "Mallinckrodt," unless otherwise indicated by the context. The Company now operates predominantly in the healthcare industry and is comprised of three groups -
Respiratory, Imaging and Pharmaceuticals.

The term "operating earnings" of a business represents revenues less all operating expenses. Operating expenses of a business do not include interest expense, corporate income or expense, and taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.

Registered trademarks are indicated by an asterisk (*).

GENERAL FACTORS RELATED TO THE BUSINESS

In general, Mallinckrodt's businesses, including related working capital requirements, are not materially affected by seasonal factors.

Mallinckrodt's businesses do not routinely extend long-term credit to customers. The Company believes this credit policy, as well as its working capital requirements, are not materially different from the credit policies and working capital requirements of its competitors.

Competition with manufacturers and suppliers in Mallinckrodt's businesses involves price, service, quality and technological innovation. Competition is strong in all markets served.

The Company's operations are subject to numerous U.S. and international regulations which involve development, testing, manufacturing, packaging, distribution and marketing of its products.

Financial information about the businesses is in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data. Financial information about foreign and domestic operations and export sales is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8.

INTERNATIONAL AND ECONOMIC RISK FACTORS

The Company operates globally, with manufacturing and distribution facilities in various countries, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other European currencies highly correlated with the German deutsche mark and the Japanese yen. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified. To minimize exposure to foreign currency exchange rates, which occur in the ordinary course of business, the Company purchases currency options.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its short-term debt. To manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates, the Company periodically enters into interest rate swaps and option contracts.

For more information on the Company's risk management strategy, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and
Supplementary Data.

The Company does not consider the present overall rate of inflation to have a significant impact on the businesses in which it operates; however, general price declines in hospital and alternate care products on a global basis due to healthcare cost containment have had a negative effect on operating results, and this trend is expected to continue.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

Mallinckrodt sales to customers outside the U.S. represented approximately 33, 36 and 37 percent of consolidated net sales in 1998, 1997 and 1996, respectively. Products are manufactured and marketed through a variety of subsidiaries and affiliates around the world. For additional information, see discussions of individual business groups included below; under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in
Item 8, Note 19 of the Notes to Consolidated Financial Statements.

OPERATIONS

The Company provides advanced, innovative products for respiratory care, anesthesiology, radiology, cardiology, nuclear medicine, and pharmaceuticals. Principal products are oxygen monitoring, critical care ventilation, airway management, contrast media for various imaging modalities, radiopharmaceuticals for nuclear medicine, bulk and dosage pharmaceuticals used primarily for pain relief, peptides, and laboratory analysis and microelectronic chemicals.

The Company is comprised of three business groups - Respiratory, Imaging and Pharmaceuticals.

Net Sales by Group were (in millions):

                                     1998       1997       1996
                                    ------     ------     ------
    Respiratory................     $  991     $  321     $ 338
    Imaging....................        760        802       716
    Pharmaceuticals............        616        575       543
                                    ------     ------     ------
                                    $2,367     $1,698     $1,597
                                    ======     ======     ======

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor is the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients. Product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products, and medical gases.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $724.2 million, was allocated to goodwill and is being amortized on a straight-line basis over 30 years.

The Company's products are instrumental in the delivery of healthcare services and are sold to hospital and alternate care sites, clinical laboratories, pharmaceutical manufacturers and other customers on a worldwide basis. Healthcare products are influenced by a high degree of innovation and technology, by regulation from agencies such as the U.S. Food and Drug Administration (FDA), industry standards and by markets served. They are significantly affected by conditions within the healthcare industry, including continuing legislative initiatives and public and private healthcare insurance and reimbursement programs. An aging population and demand for technologically superior products to extend and improve the quality of life are two major factors fueling growth within the industry.

The healthcare industry is experiencing extensive change. All markets served by the Company are highly competitive in the United States and overseas. Legislative bodies, in all likelihood, will continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may significantly affect pricing or demand for medical products, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare providers and product manufacturers to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on healthcare product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other healthcare products. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. These organizations are continuing to consolidate and grow, which may increase the ability of the organizations to influence the practices and pricing involved in the purchase of medical products, including those products sold by the Company. Both cost containment and regulatory reform may have an adverse impact on the Company's results of operations.

The demand for price reductions from healthcare customer buying groups continued throughout 1998. This trend, which is expected to continue, had its most significant impact on the Company's Imaging business, where the potential for generic competitive products and available manufacturing capacity continue to lower prices. In response to this market trend, in 1996, the Company entered into a multi-year agreement, with prices subject to periodic renegotiation, with Premier, Inc. (Premier), the largest healthcare purchasing group in the United States. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,650 member hospitals are provided incentives to use Mallinckrodt products. For 1998 and 1997, net sales to hospitals under the Premier agreement represented approximately 13 percent and 9 percent of net sales, respectively. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 1998.

With the acquisition of Nellcor in August 1997, Mallinckrodt is a more significant supplier to healthcare providers. Customers will benefit from the combined companies' expanded product lines and strengthened position as a full service, single source for hospitals and national and regional purchasing organizations.

After the acquisition of Nellcor was consummated, management of the combined Company formulated an integration plan to combine Mallinckrodt and Nellcor into one company. Since both companies (Mallinckrodt and Nellcor) had global healthcare operations, senior management, through transition teams, assessed which activities should be consolidated. Management finalized and approved a Nellcor integration plan during the year. Accordingly, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan include the involuntary severance of approximately 450 Nellcor employees as a result of work force reduction primarily in U.S. administrative areas ($37.2 million), relocation of Nellcor employees ($3.8 million), and the elimination of contractual obligations of Nellcor which have no future economic benefit ($9.1 million). These actions are to be completed in 1999 and, although none are expected, reductions in the estimated liability for these integration activities will be offset against the related goodwill.

During 1998, the Company recorded a pretax charge to selling, administrative and general expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2 million. In addition, the Company recorded a pretax charge to selling, administrative and general expenses of $49.5 million in 1998 related to employee transition bonuses of $16.6 million, increased asset valuation reserves of $12.8 million, and other integration costs of $20.1 million.

Substantial cost savings are expected to be realized by the combined operations through procurement and economies of scale in dealing with healthcare purchasing organizations, and the elimination of redundant activities. No assurance can be made as to the amount of cost savings that will actually be realized; however, the Company will apply substantial management resources in order to achieve operating efficiencies from integrating the companies.

See Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations; and Item 8, Note 2 of Notes to Consolidated Financial Statements for additional information about business activities.

Respiratory
-----------

The Respiratory Group, which includes Nellcor and Critical Care, develops and markets products that help diagnose, monitor and treat respiratory disorders, wherever patients receive care. Nellcor, which was acquired by Mallinckrodt in August 1997, had established the strategic objectives of focusing on the diagnosis, monitoring and treatment of the respiratory-impaired patient across the global continuum of care and of growing through product line extensions, new product development, acquisitions, and strategic combinations which would broaden its product line and enhance its competitive position. The most significant event occurred in 1995 when Nellcor Incorporated, with its core competency in pulse oximetry, joined with Puritan-Bennett Corporation, the leader in acute care ventilation.

Today, the Company's product line is the broadest in the industry and is composed of 7 businesses - anesthesia and respiratory devices; oximetry, including monitors and sensors; critical care and portable ventilators; medical gas, oxygen therapy and spirometry; sleep diagnostic and therapy; blood analysis products; and maintenance services.

Anesthesia and respiratory devices include continuous core temperature monitoring systems, fluid warming and convective warm air temperature management systems, and airway management products. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and post-operatively. The airway management product line consists of basic and specialty tracheal tubes, and a full range of disposables used in hospitals to connect the airway management products to anesthesia and ventilation machines, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. The Company's endotracheal and tracheostomy tubes are by far the world market leaders.

Pulse oximetry products, including monitors and sensors, allow clinicians to monitor both oxygen saturation levels in the bloodstream and pulse rates of patients in a variety of clinical settings and the home. The Company is the world leader in pulse oximetry.

The Company's fetal pulse oximeter is already approved in Europe and is undergoing clinical trials in the United States. It is believed this product will help lower the risks involved in childbirth by reducing unnecessary Caesarean section deliveries. The Company believes that fetal pulse oximetry can help clinicians make better-informed decisions regarding the status of a fetus during labor and delivery by providing information that helps them determine if the fetus is adequately oxygenated when the heart-rate pattern is non-reassuring.

The Company's OEM oximetry modules are sold to manufacturers of multi-parameter monitoring systems which incorporate the Company's oximetry technology into their own systems. Mallinckrodt currently has agreements with 76 OEMs and licensees. These customers include medical equipment manufacturers in the United States, Europe, Asia, Japan and Latin America.

During 1998, Mallinckrodt received 510(k) premarket notification clearance for its new stand-alone bedside pulse oximetry product line, including the NPB 190, NPB 195, NPB 290, and NPB 295.

The critical care and portable ventilators business currently offers the world's most popular ventilator, the Puritan-Bennett 7200* ventilator system. The 7200* Series ventilator system is a critical care ventilator purchased primarily by hospitals to assist or manage patient respiration in a variety of acute care settings. The 7200* Series ventilator is designed to ease the work of patient breathing and lessen patient discomfort.

During the fourth quarter of 1998, the Company received marketing clearance from the FDA to sell its new 840* ventilator, which is designed to become the world's leading infant-pediatric-adult critical care ventilator. During the second quarter of 1998, the Company received marketing clearance from the FDA to sell its new, state-of-the-art 740* ventilator. The low operating and maintenance costs of the 740* ventilator make it ideal for use in developing countries and in subacute care facilities.

The medical gas, oxygen therapy and spirometry product family covers the entire range of oxygen therapy functions, from oxygen concentrators to portable liquid oxygen, to high-pressure oxygen cylinder systems and conservation devices. The Company is the largest producer of nitrous oxide in North America, and distributes this along with other medical and specialty gases through a nationwide system of 32 branches. The Company's spirometry system measures lung capacity and performance through a complete line of devices targeted at hospital pulmonologists and primary care physicians. The Company also received 510(k) premarket clearance for its new spirometry system, the Simplicity. This small, lightweight, handheld system is designed for primary care physicians. The Company also markets peak flow meters and other devices to help patients with asthma or other forms of chronic obstructive pulmonary disease (COPD) better manage their disease.

Diagnostic and therapeutic sleep products are used in hospital sleep laboratories to diagnose sleep problems and in a variety of other settings to monitor and treat sleep disorders.

HemoCue products include blood hemoglobin and glucose analysis systems for use in hospitals and alternate site facilities.

The Company's service programs support customers during all stages of product ownership and assist healthcare providers in merging the most appropriate technology with the most cost-effective methods, including CliniVision, the market-leading handheld computing tool used in respiratory therapy.

Mallinckrodt's customers have traditionally been physicians and healthcare professionals in clinical settings such as critical care units of hospitals. However, with the increasing pressure to lower health care costs, more patients are being treated in lower-cost areas in and outside the hospital. The Company's products are now purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and are marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, physicians' offices, clinics, ambulatory care settings, and the growing alternate care setting in the home.

The Company's products are sold in the major markets of the world, principally through a direct sales force, assisted by clinical consultants and specialists, corporate account managers, and distributors in the United States and internationally.

During 1996, the Company entered into an agreement with Hewlett-
Packard Company (HP) whereby it licensed to HP for the European market its proprietary fetal oximetry technology. Under the agreement, HP will use the Company's software algorithms, calibrations and fetal sensors for measuring fetal oxygen saturation in future integrated HP fetal/maternal monitors.

In June 1995, the Company acquired Alton Dean, Inc. of Salt Lake City, Utah to complement its temperature management business. Alton Dean's products include in-line sterile fluid warmers, pressure infusers, and irrigation pumps used in operating rooms and intensive care units. These products are marketed through distributors in the U.S. and Europe. This acquisition has since been integrated into the Juarez, Mexico operation under the Warm Flo brand name.

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

In 1994, Juarez, Mexico became the new production base for the temperature monitoring systems products used in emergency and critical care settings. The Company capitalized on the rapid conversion to disposable tracheal tubes in Europe by expanding its anesthesiology products plant in Athlone, Ireland. In 1996, a new facility to manufacture tracheal tubes in Juarez, Mexico was fully operational and the Argyle, New York manufacturing facility was closed.

On September 30, 1996, the Company sold Mallinckrodt Sensor Systems, Inc. to Instrumentation Laboratory Company. The financial statements include the results of this business prior to sale; however, the associated earnings and assets were not material to the healthcare segment or to Mallinckrodt Inc.

Respiratory manufacturing facilities are located in Angelholm, Sweden; Argyle, New York; Athlone, Ireland; Carlsbad, California; Irvine, California; Galway, Ireland; Johannesburg, South Africa; Juarez, Mexico; Tijuana, Mexico; Indianapolis, Indiana; Mirandola, Italy; Nancy, France; Plymouth, Minnesota; and St. Charles, Missouri. The company also operates 32 branches which transfill and distribute medical gases. Mallinckrodt owns the Argyle, Athlone, Carlsbad, Galway, Mirandola and Nancy facilities. The remainder are leased. The Argyle, New York facility is no longer in production and efforts are underway to divest this facility.

For information about legal activities involving the Respiratory
Group, see the Other Litigation section of Legal Proceedings in Item
3.

Imaging
-------

The Imaging Group includes the manufacture, sale and distribution of products used in radiology, cardiology and nuclear medicine.

Radiology and cardiology products include iodinated contrast media (ionic and nonionic), ultrasound contrast agents, magnetic resonance imaging agents (MRI), and catheters for use in studies of the cardiovascular system, brain, abdominal organs, renal system, peripheral vascular system, and other areas of the body to aid in diagnosis and therapy. These products are marketed in the U.S. principally by a geographically organized sales force, and internationally through direct sales forces and distributors.

Since its introduction in the U.S. in 1989, Optiray*, a low osmolar, nonionic x-ray medium, has been widely accepted in both radiology and cardiology procedures. Optiray* began to be introduced outside the U.S. in 1991. To provide capacity for growing Optiray* volumes in the international market, the Company opened a new production facility in Dublin, Ireland during 1994 for the manufacture of Optiray* in its bulk drug form. Capacity expansion projects at Mallinckrodt's existing plant in St. Louis, Missouri were completed in 1994 and again in June 1997. In addition, the Company developed a new process for the synthesis of Ioversol, the key compound in the production of Optiray*, which will result in lower cost and additional capacity. The process change was completed at the Dublin facility in February 1998 and is expected to be completed at the St. Louis manufacturing site in January 2000.

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

The cardiology business is directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the heart and the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, ultrasound contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales organization within Mallinckrodt's geographically organized sales force.

In addition to selling Imaging products to individual hospitals and integrated healthcare networks, a significant amount of sales occurs through various group purchasing organizations. In 1996, Mallinckrodt won a five-year agreement (since extended to seven years) with Premier. Premier is the largest healthcare purchasing group in the U.S., representing approximately 30 percent of all x-ray contrast media purchased. In April 1997, Nuclear Medicine products were added to the Premier contract.

During 1989, Mallinckrodt acquired an equity position of less than two percent of the then outstanding common shares of Molecular Biosystems, Inc. (MBI) of San Diego, California, and obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was unanimously recommended for approval by a Devices and Radiology Advisory Panel of the FDA in July 1992. MBI received an approvable letter for Albunex* from the FDA in April 1994. Final approval was received early in August 1994, with Mallinckrodt's launch of the product occurring in the second quarter of 1995. On September 7, 1995, Mallinckrodt entered into a new distribution and investment agreement for Albunex* and OPTISON*(FS069), a major new ultrasound contrast agent in development. Under the September 7, 1995 agreement, Mallinckrodt made an additional equity investment of $13 million in MBI. In addition, the agreement also provides for Mallinckrodt to partially fund OPTISON* clinical development and make various milestone payments. Mallinckrodt's total equity position in MBI pursuant to this agreement is under ten percent of that Company's outstanding and publicly traded common stock. In December 1996, Mallinckrodt extended the agreement with MBI to exclusively distribute in Europe, Africa, most of Asia, Australia and New Zealand. Albunex* received FDA approval in June 1997 for the diagnosis of fallopian tube patency as part of infertility workup.

On October 17, 1996, MBI submitted a premarket approval application to the FDA's Center for Devices and Radiologic Health (CDRH) for OPTISON*. In February 1997, OPTISON* received unconditional recommendation for approval from the CDRH advisory panel of the FDA. Then as a result of a citizens petition and subsequent court request, the FDA reconsidered whether OPTISON* should continue to be reviewed as a device while other ultrasound contrast agents were regulated as drugs. On July 29, 1997, the FDA decided that all ultrasound contrast agents are drugs, not medical devices. Therefore, the OPTISON* premarket approval application to the CDRH was transferred to the Center for Drug Evaluation and Research (CDER). The FDA's decision did not affect the marketing of Albunex*. In a related matter, MBI and Mallinckrodt have taken legal action to preempt any competitor allegation regarding patent infringement by requesting the United States Patent Office to reexamine patents granted. For additional information about the legal action, see the Other Litigation section of Legal Proceedings in Item 3.

On December 31, 1997, OPTISON* received final FDA approval. The product was launched in the United States on January 2, 1998. OPTISON*, the first of the perflourocarbon-containing ultrasound agents to reach the market, enables physicians to enhance resolution of anatomical structure where ultrasound alone is inadequate. The product is specifically indicated for use in patients with suboptimal echocardiograms to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders. Ultrasound cardiac imaging has several advantages over other imaging methods.
It is minimally invasive, relatively inexpensive and can provide a real-time image. OPTISON* helps increase the effectiveness of echocardiography in diagnosing heart disease by introducing gas-filled microspheres into the blood. The microspheres travel in the bloodstream to the left ventricle of the heart, where the microspheres reflect the soundwaves generated from ultrasound equipment, enabling the development of a clearer, more diagnostic ultrasound image.

On May 19, 1998, Mallinckrodt announced that OPTISON*, the world's first and only commercially available next-generation cardiac ultrasound contrast imaging agent, had received final marketing authorization by the European Commission for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union.

Nuclear medicine products consist of radiopharmaceuticals used to provide images of numerous body organs, anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold to hospitals and clinics in the U.S. by both a direct geographically organized sales force and through a nationwide network of nuclear pharmacies. Internationally, nuclear medicine products are marketed through direct sales forces and distributors.

In 1995, Mallinckrodt signed an agreement with Medi+Physics to distribute healthcare proprietary radiopharmaceutical products through Medi+Physics' radiopharmacies in the U.S. and Canada. Additionally, in 1997, the Company signed a five-year co-marketing agreement with Medi+Physics to market Myoview* in the U.S.

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

Imaging manufacturing facilities are located in Angleton, Texas; Cincinnati, Ohio; Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, the Netherlands; Pointe Claire, Canada; Raleigh, North Carolina; and St. Louis, Missouri. Mallinckrodt owns these facilities. The Company also operates 37 nuclear pharmacies located in leased facilities throughout the U.S.

Pharmaceuticals
---------------

Pharmaceuticals Group products include analgesics such as acetaminophen (APAP) used to control pain and fever; codeine salts, morphine and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other Pharmaceuticals Group products include laboratory chemicals used in analysis and microelectronic chemicals used in the semiconductor industry; Toleron brand of ferrous fumarate which stimulates the formation of red blood cells; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceuticals and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products.

Most pharmaceutical products are sold through distributors and by a direct sales force to the pharmaceutical industry for use in the manufacture of dosage form drugs. Narcotic prescription chemicals are sold directly to pharmaceutical manufacturers and pharmaceutical dosage products are sold directly to drug wholesalers and chain pharmacies, while opiate addiction products are sold primarily to clinics. Laboratory chemical products, which include thousands of high-purity reagent chemicals used in research and development and analytical laboratories, are sold primarily through distributors to medical, industrial, educational and governmental laboratories. A direct sales force is used to offer microelectronic chemicals and photoresist strippers to worldwide semi-conductor chip producers.

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

Pharmaceuticals are manufactured in Derbyshire, England; Deventer, the Netherlands; Greenville, Illinois; Hayward, California; Hobart, New York; Mexico City, Mexico; Paris, Kentucky; Phillipsburg, New Jersey; Raleigh, North Carolina; St. Louis, Missouri; and Torrance, California.

The Company has distribution locations in the U.S. in Carlsbad, California; Mission Viejo, California; Plymouth, Minnesota; St.
Charles, Missouri; St. Louis, Missouri; Cincinnati, Ohio; and El
Paso, Texas.

The Company leases space for its international operations in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Columbia, France, Germany, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Philippines, Poland, Portugal, Puerto Rico, Singapore, South Africa, and Switzerland.

OTHER ACTIONS

Discontinued Operations
-----------------------

In 1998, the Company sold or committed to sell the catalysts and chemical additives and Aero Systems divisions. Certain liabilities for environmental, litigation and employee benefits remain with the Company.

On June 30, 1997, the Company sold its animal health segment for cash plus the assumption of certain liabilities. Environmental liabilities, certain facility leases, and certain liabilities for employee benefits, including postretirement benefits, were retained by the Company.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture with Hercules
Incorporated.

In October 1995, the Company disposed of its feed ingredients business. Discontinued operations for 1997 and 1996 also included other charges, primarily for environmental and litigation costs related to previously divested operations.

The results of these transactions and the results of operations from these businesses have been reclassified to discontinued operations, and prior year results have also been reclassified. For additional information about discontinued operations, see Management's
Discussion and Analysis of Financial Condition and Results of
Operations in Item 7, and Note 2 of the Notes to Consolidated
Financial Statements in Item 8.

OTHER ACTIVITIES

Research and Development
------------------------

The Company performs applied research directed at development of new products, development of new uses for existing products, and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application. The Company's development activities are focused on market-place needs. Internal research efforts in each of its business groups are supplemented with third-party and university technical agreements. Research and development expenses, excluding purchased research and development as a result of the Nellcor acquisition in 1998, were $149.0 million, $100.5 million and $80.6 million in 1998, 1997 and 1996, respectively.

Research and development activities for the Imaging Group are performed primarily in Angleton, Texas; Cincinnati, Ohio; Petten, the Netherlands; and St. Louis, Missouri. Research and development activities for the Pharmaceuticals Group are carried on in St. Louis. Technical personnel for process support are located at each manufacturing location.

The Respiratory Group's research and development functions are individually aligned with each of the seven business units within the organization: anesthesia and respiratory devices; oximetry, including monitors and sensors; critical care and portable ventilators; medical gas, oxygen therapy and spirometry; sleep diagnostic and therapy; blood analysis products; and maintenance services. The research and development functions are housed most frequently near a primary manufacturing site, which are principally located in Carlsbad, California; Pleasanton, California; Hazelwood, Missouri; Irvine, California; Mirandola, Italy; Plymouth, Minnesota; St. Charles, Missouri; and Angelholm, Sweden.

Patents, Trademarks and Licenses
--------------------------------

Mallinckrodt owns a number of patents and trademarks, has a substantial number of patent applications pending, and is licensed under patents owned by others. No single patent is considered to be essential to the Company as a whole, but in the aggregate, the patents are of material importance to the Company.

Government Regulation
---------------------

Drug and Medical Device Regulation -- Most of the Company's businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug and device industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems. In 1997, the Food and Drug Administration Modernization Act was passed in the United States and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs and medical devices. The legislation was principally designed to ensure the timely availability of safe and effective drugs and medical devices by expediting the premarket review process for new products.

The regulatory agencies under whose purview the Company operates have administrative powers that may subject the Company to such actions as product recalls, seizure of products, and other civil and criminal sanctions. In some cases, the Company may deem it advisable to initiate product recalls voluntarily.

Puritan-Bennett Corporation (Puritan-Bennett), which became a wholly owned subsidiary of Mallinckrodt as a result of the acquisition of Nellcor in August 1997, had entered into a consent decree with the FDA in January 1994, pursuant to which Puritan-Bennett agreed to maintain systems and procedures complying with the FDA's good manufacturing practices regulation and medical device reporting regulation in all of its device manufacturing facilities. Burton A. Dole, Jr., who currently serves as the sole director and the sole officer of Puritan-Bennett, is a party to the consent decree.

Puritan-Bennett has experienced and will continue to experience incremental operating costs due to ongoing regulatory compliance requirements and quality assurance programs initiated in part as a result of the FDA consent degree. The amount of these incremental costs currently cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers, and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree.

There can be no assurance that the Company will not experience problems associated with FDA regulatory compliance, including increased general costs of ongoing regulatory compliance and specific costs associated with the Puritan-Bennett consent decree. The Company could experience a material adverse effect on business, operations, profitability and outlook from, among other things: (i) requirements associated with the Puritan-Bennett consent decree; (ii) requirements arising from continuing company-wide adherence to quality assurance and good manufacturing practices; (iii) the results of future FDA inspections of the operations and facilities of the Company; and (iv) any modification, extension or adverse interpretation of the Puritan-Bennett consent decree or any product recall, plant closure or other FDA enforcement activity with respect to the Company.

Environmental Regulation -- The Company's operations are subject to a variety of federal, state and local environmental laws and regulations that govern, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, discharges to water, and air emissions from equipment and facilities.

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 1998 and $6 million in 1997. The Company currently estimates that environmental capital expenditures during 1999 and 2000 will be $21 million and $14 million, respectively.

During 1996, the Company assumed certain liabilities to remediate various sites in the future and was compensated by the previous owner of the applicable properties for certain remediation costs to be incurred. The Company established additional environmental reserves for discontinued operations.

The Company had accruals, included in current accrued liabilities and other noncurrent liabilities and deferred credits, of $126.2 million at June 30, 1998 for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any recovery is contingent upon a successful outcome and has not been accrued.

The Company has established accruals only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

Compliance -- Mallinckrodt endeavors to comply with all applicable laws and regulations, but there can be no assurance that its compliance efforts will always be acceptable. Instances of non-compliance have occurred in the past and, although they have not had a material adverse impact on the Company, such instances could occur in the future and possibly have a material adverse impact. In particular, the Company is unable to predict the extent to which it may be adversely affected by future regulatory developments such as new or changed laws or regulations.

See also the Environmental Matters section of Legal Proceedings in
Item 3, Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7, and Note 21 of the Notes to Consolidated Financial Statements in Item 8 for additional information.

Employees
---------

Mallinckrodt had 12,823 employees at June 30, 1998, consisting of 7,706 U.S. based employees and 5,117 employees outside the U.S.

Labor Relations
---------------

In the U.S., the Company has ten collective bargaining agreements with nine international unions or their affiliated locals covering 969 employees. Three agreements covering 348 employees were negotiated during 1998, with no work stoppages. Five agreements covering 527 employees will expire in 1999. Eight operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,210 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2.   PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the Operations and Other Activities sections of Business in Item 1. Additionally, Mallinckrodt leases office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.   LEGAL PROCEEDINGS

Environmental Matters
---------------------

The Company is actively involved in the investigation or remediation of alleged contamination of 19 currently or previously owned or operated sites and at 19 off-site locations where its waste was taken for treatment or disposal. These actions are in various stages of development and generally include demands for reimbursement of previously incurred costs, or costs for future investigation and/or for remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay for any past remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to historic and formerly owned operations of the Company.

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

The Company has established accruals only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Orrington, ME - Hanlin Group, Inc. purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In April 1989, Hanlin filed suit in the U.S. District Court for the District of Maine alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, groundwater and adjoining waterways. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C. (HoltraChem); the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by EPA. A draft Site Investigation has been completed. Additional investigation is required to address questions from EPA and Maine. The Company is completing additional work to supplement the investigation prior to submitting the final Site Investigation plan. Costs of implementing remedial action at the site will be shared by the Company and HoltraChem on a yet-to-be agreed basis. If the parties cannot reach agreement, the matter will be referred to binding arbitration.

Auburn Hills, MI - The Company is a defendant in an action that was filed on January 13, 1986 and is currently pending in the U.S. District Court for the Eastern District of Michigan relating to a drum reconditioning facility located in Auburn Hills, Michigan that was leased and operated by the Company in the 1970s. The State of Michigan (State) and the present owner of the facility, Columbus Steel Drum Company, Inc., claim that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for alleged contamination of soil and groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred clean-up costs and compensation for damages to the site. The Company denies any violation of applicable law on its part. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company.

The Company and other parties have explored settlement alternatives, but have not reached settlement to date. Discovery is proceeding. The Company submitted a remedial action plan to the State of Michigan for this site which was rejected. Although the Company completed additional work as requested by the State and prepared a report describing the results of the additional work and submitted it to the Court, the State decided to complete additional investigation. The Company is awaiting completion of the State investigations to determine if it will submit a Revised Remedial Action Plan.

St. Louis, MO/CT Decommissioning - The Company processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) in the 1960s through 1986. The Company is required to complete decommissioning of the processing areas, building and soil on the site where manufacturing occurred pursuant to NRC regulations. The Company submitted a Phase I Decommissioning Plan to NRC in November 1997 and is awaiting NRC comments. The Company is developing the Phase II Decommissioning and Decontamination Plan to submit to the NRC. This plan is due in December 1998.

Raleigh, NC - The Company's bulk pharmaceutical facility has been operating since the mid 1960s. It has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. There are several phases to the corrective action process. The Company has worked with federal and state agencies to complete the Remedial Feasibility Investigation and identified certain Solid Waste Management Units (SWMUs). The Company received its permit and submitted a RCRA Facility Investigation Work Plan to the North Carolina Department of Environment, Health and Natural Resources (Agency) proposing to investigate the SWMUs. The Agency identified certain technical issues concerning the Work Plan and the Company has been responding to these issues through revisions to the Work Plan. The Company continues to work with the Agency to complete the RCRA process. A Revised Work Plan was submitted to the Agency in April 1997.

Springville, UT - In 1996, the Company entered into an interim settlement agreement with Ensign-Bickford Industries, Inc. (EBI) to share certain costs of remediating groundwater that allegedly has been impacted by nitrates and explosive compounds emanating from EBI's Springville, Utah explosives plant. The plant, under a series of owners, has been manufacturing explosives at the mouth of the Spanish Fork Canyon in Utah since the 1940s. The Company sold the plant and related assets to the Trojan Corporation in 1982. EBI acquired the Trojan Corporation in 1986 and has operated the plant since that time. Pursuant to a 1991 stipulation and consent order with the State of Utah (State), EBI has conducted a feasibility study of alternatives for remediating impacted off-site groundwater. EBI also is conducting a corrective action study under a 1995 consent order with the State. The Company and EBI have entered into an interim allocation agreement with two additional parties to address funding remedial activities at this site.

In October 1996, a resident with property bordering the Springville site filed suit against EBI in the U.S. District Court for the District of Utah (Don Henrichsen, et al. v. The Ensign-Bickford
                  ---------------------------------------------
Company, et al.) alleging nuisance and trespass for contamination
---------------
that allegedly migrated onto the resident's property. On January 31, 1997, the Company was added as a defendant. Some discovery has been proceeding in this case, but no significant developments have occurred.

On October 24, 1996, the Company was also sued in the U.S. District Court for the District of Utah (Kent Gordon Stephens, et al. v.
                                -------------------------------
Trojan Corporation, et al.) by certain other residents near the
--------------------------
plant alleging injuries and property damage which they claim to have suffered as a result of contamination of their drinking water by chemicals emanating from the plant. EBI had previously been sued by these parties. The Company and EBI were presented with a settlement demand by plaintiffs and have negotiated a final settlement in this lawsuit.

The State also has advised EBI that it is investigating a natural resource damages claim. However, the State has not indicated it plans to pursue any claims. Nevertheless, all parties have entered into a Tolling Agreement with the State in connection with the potential natural resource damages claim.

For additional information relating to environmental matters, see the Environmental Regulation section of Business in Item 1.

Other Litigation
----------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe that these pending legal matters will have a material adverse effect on its financial condition or results of operations. The most significant pending legal matters involve two products, OPTISON* and convective warming blankets.

OPTISON* Patent Litigation - On July 31 1997, the Company and its licensor, Molecular BioSystems, Inc. ("MBI") filed suit (the "Mallinckrodt/MBI Action") in the United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck, and Bracco International BV ("Bracco") - seeking declarations that certain of their ultrasound contrast agent patents are invalid. The complaint alleges that each of the defendant's patents are invalid on a variety of independent grounds under United States patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to the defendants' contentions, MBI and the Company do not infringe the defendants' patents, and asks that the defendants be enjoined from proceeding against MBI and the Company for infringement until the status of the defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON* and will attempt to prevent its commercialization.

Each of the defendants, except Nycomed, filed a motion to dismiss the complaint on jurisdictional grounds. In January 1998, the court dismissed the complaint against (a) ImaRx (and its marketing partner, DuPont Merck) and Bracco for lack of jurisdiction, and (b) Sonus for improper venue. The court's ruling did not purport to rule on the merits of the Company and MBI's claims. The Company and MBI elected not to appeal the court's decision. Accordingly, only the action against Nycomed will proceed in the District Court for the District of Columbia.

Following the dismissal of Sonus as a defendant in the above-described action, Sonus activated a patent infringement lawsuit (the "Sonus Action") that it had filed on August 4, 1997 against the Company and MBI in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with its action until the jurisdictional motions were decided in the Mallinckrodt/MBI Action. Sonus's complaint alleges that the manufacture and sale of OPTISON* by the Company and MBI infringe two patents owned by Sonus. The Company and MBI have filed a counterclaim seeking a declaration of invalidity and noninfringement with respect to the Sonus patents.

On April 21, 1998, Nycomed filed an action in the District Court of The Hague, the Netherlands against various Mallinckrodt European entities and MBI, alleging that OPTISON* infringed or will infringe its European patent EP0576521. Nycomed is seeking an injunction against future sales and damages and a preliminary hearing is scheduled for October 1998. The patent that is the subject of this action is the counterpart of Nycomed's United States patent that is the subject matter of the Mallinckrodt/MBI Action.

The Company is vigorously defending its position in each of the above-described actions.

Augustine Medical, Inc. - On October 6, 1994, Augustine Medical, Inc. ("Augustine") commenced patent infringement litigation against Mallinckrodt Group Inc. and Mallinckrodt Medical, Inc. (the "Company") in the U.S. District Court for the District of Minnesota. The original complaint was amended to include allegations of patent infringement regarding U.S. Patent Nos. 4,572,188 (the '188 patent); 5,300,102 (the '102 patent); 5,324,320 (the '320 patent); and
4,405,371 (the '371 patent). Specifically, Augustine alleged that the Company's sale of all five (5) models of its convective warming blankets infringes certain claims of one or more of the aforementioned patents. Augustine sought to have the Company permanently enjoined from further acts of alleged infringement and an award of damages adequate to compensate for the Company's alleged infringement, together with attorneys' fees. Augustine included a claim of willful infringement and requested enhanced damages based thereon.

The Company filed a motion for summary judgment of non-infringement of all of the asserted patents and the magistrate judge issued a report and recommendations dated March 18, 1996 indicating that there is no literal infringement of the '188 patent, but that factual questions existed with respect to infringement of the '102 patent, the '320 patent, and the '371 patent (the "Remaining Patents") and as to whether the '188 patent is infringed under the doctrine of equivalents. The Company also filed a motion for summary judgment of invalidity of certain claims of the '371 patent. The Court granted the Company's motion for summary judgment and found claims 1, 3, 4 and 8 of Augustine's '371 patent to be invalid.

In addition, on July 18, 1997, the magistrate judge issued a report and recommendation indicating that in addition to there being no literal infringement of the '188 patent, there is no infringement under the doctrine of equivalents. This was confirmed by the Court and the '188 patent was eliminated from the case.

The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe the Remaining Patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million. The Company has appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals). With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and consequently for this and other reasons the verdicts were in error. The Company is working vigorously in the Court of Appeals to overturn the verdicts.

On September 26, 1997, the District Court judge ordered the Company to stop manufacturing and selling its blankets in the United States, except for sales to existing customers which were allowed to continue until January 1, 1998. The Company subsequently obtained a stay of the order from the Court of Appeals for the Federal Circuit, pending the Company's appeal of the jury's finding of infringement. The Court of Appeals indicated that the Company had raised a "substantial question" meriting review by the Court. The Company believes this is a positive development and supports its belief as to the ultimate reversal of the jury's verdict. A decision by the Court of Appeals is expected later in calendar year 1998.

On February 24, 1998, Augustine filed an action in the District Court of The Hague, the Netherlands against Mallinckrodt Inc., various Mallinckrodt European entities and Mallinckrodt distributors (collectively "Mallinckrodt") alleging that Mallinckrodt Warm Touch* blankets infringe its European patent EPO311336. Augustine is seeking an injunction against future sales and damages. This European patent is a counterpart of Augustine's United States patent, which is the subject matter of above-described litigation between the parties in the U.S. District Court in the District of Minnesota. Trial of this action is currently set for December 1998.
Mallinckrodt will vigorously defend this action contending that the Augustine patent is invalid or not infringed.

See Note 21 of the Notes to Consolidated Financial Statements in Item 8 for additional information about the ongoing patent infringement litigation between Augustine and Mallinckrodt.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 1998, there were no matters submitted to a vote of the Company's shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1998 were as follows:

C. Ray Holman
Age 55. Chairman of the Company since October 1994; Chief Executive Officer of the Company since December 1992; and President of the Company from 1992-1995.

Mack G. Nichols
Age 60. President and Chief Operating Officer of the Company since December 1995; Senior Vice President of the Company since October 1993; Vice President of the Company from October 1990 to October 1993; President and Chief Executive Officer of Mallinckrodt Chemical, Inc. from January 1989 to December 1995.

Barbara A. Abbett
Age 58. Vice President, Communications of the Company since April 1994; Vice President and Senior Partner with Fleishman-Hillard, Inc., from 1979 to April 1994.

James C. Carlile
Age 46. Senior Vice President of the Company and President, Imaging Group, since February 1998; Vice President of the Company from May 1996 to February 1998; President, Medical Imaging Division, from December 1995 to February 1998; Senior Vice President, Mallinckrodt Medical, Inc., 1994-1995; and Group Vice President, Imaging, Mallinckrodt Medical, Inc., 1992-1994.

Ashok Chawla
Age 48. Senior Vice President of the Company and President, Global Business Group, since February 1998; Senior Vice President, Strategic Management, of the Company from October 1997 to February 1998; Vice President, Strategic Management, of the Company from July 1991 to October 1997.

Michael J. Collins
Age 44. Senior Vice President of the Company and President, Pharmaceuticals Group, since February 1998; Vice President of the Company from May 1996 to February 1998; President, Pharmaceutical Specialties Division, from December 1995 to February 1998; and Group Vice President, Pharmaceutical Specialties, Mallinckrodt Chemical, Inc., 1992-1995.

Bruce K. Crockett, Ph.D.
Age 54. Vice President, Human Resources, of the Company since March 1995; and Vice President, Organization Development at Eastern
Enterprises from 1990 to February 1995.

John Q. Hesemann
Age 50.  Senior Vice President of the Company and President,
Respiratory Group, since June 1998; Vice President, Mallinckrodt
Medical, Inc., Imaging-Contrast Media 1994-1998; and General Manager, Mallinckrodt Medical, Inc., 1993-1994.

Roger A. Keller
Age 53. Vice President, Secretary and General Counsel of the Company since July 1993.

Douglas A. McKinney
Age 45. Vice President and Controller of the Company since October 1997; Treasurer of the Company from November 1995 to October 1997; and Assistant Treasurer July 1991 to November 1995.

Michael K. Milosovich
Age 52.  Vice President of the Company since May 1996; President,
Pharmaceutical Chemicals Division, since December 1995;  and Vice
President and General Manager, Bulk Analgesics, Mallinckrodt
Chemical, Inc., 1992-1995.

David Morra
Age 42. Vice President of the Company since May 1996; President, Nuclear Medicine Division, since December 1995; Senior Vice President, Europe, Mallinckrodt Veterinary, Inc., 1995; Group Vice President, Europe/Australia, New Zealand, Mallinckrodt Veterinary, Inc., 1994-1995; and Vice President and General Manager, Cardiology, U.S., Mallinckrodt Medical, Inc., 1991-1994.

Daniel B. Mulholland
Age 46. Vice President of the Company and President, Mallinckrodt Baker, Inc., (a wholly owned subsidiary of Mallinckrodt Inc.) since August 1996. Vice President & General Manager, Mallinckrodt Baker, February 1995-1996. President, J.T. Baker Inc., October 1992 to 1995.

Adeoye Y. Olukotun
Age 53.  Vice President, Medical and Regulatory Affairs of the
Company since June 18, 1996; Vice President, Bristol-Meyers Squibb Company 1991 to June 1996.

Michael A. Rocca
Age 53.  Senior Vice President and Chief Financial Officer of the
Company since April 1994; Corporate Vice President and Treasurer of Honeywell Inc., March 1992 to April 1994.

William B. Stone
Age 55. Vice President, Information Technology of the Company since August 1996; and Vice President and Controller of the Company from November 1990 to August 1996.

Frank A. Voltolina
Age 37.  Staff Vice President and Treasurer of the Company since
October 1997; Vice President, Corporate Tax, 1995-1997; and Assistant Controller, Director of Tax 1993-1995.

Daniel E. Woods, Jr.
Age 54. Vice President, Strategic Services of the Company since May 1998; Vice President of the Company since May 1996; President, Catalysts and Chemical Additives Division from December 1995 to May 1998; and Group Vice President, Catalysts & Chemicals, Mallinckrodt Chemical, Inc., 1993-1995.

Miscellaneous

All of the Company's officers are elected annually in October. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Common Stock Prices and Dividends

                                                 Quarter
                                 ------------------------------------
                                  First    Second    Third    Fourth
                                 -------  --------  -------  --------
Fiscal 1998
 Dividends per common share..... $  .165   $  .165  $  .165  $  .165
 Common stock prices
  High..........................  41.375    39.438   40.063   39.750
  Low...........................  34.750    36.000   34.688   29.000

Fiscal 1997
 Dividends per common share..... $  .155   $  .165  $  .165  $  .165
 Common stock prices
  High..........................  42.625    45.875   44.250   41.625
  Low...........................  35.250    41.375   39.625   34.875

The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 1998, the number of registered holders of common stock as reported by the Company's registrar was 7,550.


ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

                                          Years Ended June 30,
                         ------------------------------------------------------
                          1998 (1)     1997       1996       1995     1994 (2)
                         ---------   ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS
Net sales.............. $2,367.0    $1,698.1   $1,596.9   $1,433.8   $1,244.0
Earnings (loss)
 from continuing
 operations............   (355.9)      175.2      143.6      127.0       73.9
Discontinued
 operations (3)........     72.4        14.9       68.3       53.3       29.9
Cumulative effect
 of accounting
 change (4)............     (8.4)
                        ---------   --------   --------   --------   ---------

Net earnings (loss)....   (291.9)      190.1      211.9      180.3      103.8
Preferred stock
 dividends.............      (.4)        (.4)       (.4)       (.4)       (.4)
                        ---------   ---------  ---------  ---------  ---------
Available for common
 shareholders.......... $ (292.3)   $  189.7   $  211.5   $  179.9   $  103.4
                         =========   =========  =========  =========  =========

PER COMMON SHARE DATA
Diluted earnings
 (loss) from continuing
 operations............  $  (4.89)   $   2.33   $   1.88   $   1.63   $    .95
Diluted net
 earnings (loss).......     (4.01)       2.53       2.77       2.32       1.33
Dividends declared.....       .66         .65        .61        .55        .49
Book value.............     12.40       17.16      16.44      15.12      13.05

OTHER DATA
Total assets...........  $3,785.6    $2,975.4   $3,017.6   $2,488.6   $2,258.2
Working capital........  $   (8.8)   $  963.1   $  359.1   $  271.9   $  261.3
Current ratio..........     1.0:1       2.5:1      1.4:1      1.5:1      1.5:1
Total debt (5).........  $1,255.9    $  555.9   $  666.1   $  584.0   $  616.8
Shareholders' equity...  $  918.4    $1,251.2   $1,232.2   $1,171.5   $1,015.9
Return on shareholders'
 equity (5)............     (33)%         14%        12%        12%         8%
Capital
 expenditures (5)......  $  142.7    $  104.4   $  116.6   $  124.3   $  140.9
Total dividends paid...  $   48.5    $   48.2   $   45.7   $   42.2   $   37.7
Weighted average
 common shares
 (in millions).........      73.5        75.1       76.4       77.5       77.7
Common shares
 outstanding
 (in millions).........      73.2        72.3       74.3       76.8       77.0
Number of
 employees (5).........    12,800       8,000      8,000      7,800      7,400


(1) On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Approximately $398.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during 1998. Of the total charge of $398.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in 1998.

     The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. After-tax charges to the Respiratory Group, which are included in earnings (loss) from continuing operations, were $46.1 million. After-tax charges to discontinued operations related to the Aero Systems division were $.6 million.

     Costs of exiting certain activities related to Mallinckrodt operations plus integration costs of the combined Mallinckrodt and Nellcor operations were $68.6 million, $46.4 million net of taxes. See the Acquisitions section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

(2) Results for 1994 included restructuring charges of $93.9 million, $58.8 million after taxes, or 76 cents per share.
     Pretax charges included in healthcare and discontinued operations related to animal health were $73.9 million and $20.0 million, respectively.

     Results for 1994 also included favorable tax adjustments of $3.0 million, or 4 cents per share, resulting from U.S. and foreign tax law changes.

(3) See Note 2 of Notes to Consolidated Financial Statements for information on discontinued operations in 1998, 1997 and 1996. Results for 1995 and 1994 represent earnings from the catalysts and chemical additives division, animal health segment, Fries & Fries, Inc., and the feed ingredients business, partially offset by environmental and related litigation charges.

(4) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its preoperating costs incurred in connection with opening a new facility. The Company elected to early adopt the provisions of SOP 98-5 in its financial statements for 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997.

(5)  Excludes discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in prior years have been reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

1998 vs. 1997
-------------

During the past two years, Mallinckrodt completed the largest acquisition in its history and divested certain businesses to improve the strategic position and focus of the Company.

On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor is the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients. The product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products, and medical gas products and distribution systems.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997.

The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Identifiable intangible assets are purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $398.3 million was charged to expense in 1998. Technology, also referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. The remaining identifiable intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted average life of 24 years). Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was $724.2 million and is being amortized on a straight-line basis over 30 years. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $46.4 million for 1998. Since the results of Nellcor have only been included in the Company's consolidated results since September, the amortization for 1998 represents ten months of activity. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

In connection with the Company's filing of a shelf registration statement for debt securities, Mallinckrodt is engaged in discussions with the staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of Nellcor. The Company and its auditors, Ernst & Young LLP, believe that the allocation and related amortization charges are in accordance with generally accepted accounting principles. Ernst & Young LLP has expressed their opinion that the Company's 1998 consolidated financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles. Nevertheless, if there are any significant changes as a result of these discussions with the SEC to the amounts allocated to purchased research and development or other intangible assets or changes in the lives over which such amounts are amortized, these changes could have a material impact on the related noncash charges reflected in the 1998 results of operations and could materially affect future results of operations as a result of increased amortization expense.

The Company's most significant divestitures were the animal health business and flavors joint venture in 1997 and the sale of the catalysts and chemical additives and Aero Systems divisions in 1998 and early in 1999. The Company now operates predominantly in the healthcare industry and is comprised of three business groups - Respiratory, Imaging and Pharmaceuticals.

The Company incurred a loss from continuing operations of $355.9 million, or $4.89 per share, for 1998 due to nonrecurring acquisition and integration charges related to the acquisition of Nellcor which totaled $539.3 million, $488.8 million net of taxes or $6.70 per share. The nonrecurring noncash acquisition charges are purchased research and development and inventory stepped up to fair value. Purchased research and development, which was charged to results of operations during the first quarter of 1998, was valued at $398.3 million. Of this amount, $396.3 million related to the Respiratory Group and $2.0 million related to the Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998. The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines (e.g., sensors, monitors and ventilators) that were in various stages of development and had significant technological hurdles remaining as of the transaction date. Medical devices are subjected to significant clinical analysis and screening to validate their safety and efficacy as well as determine their commercial viability. Accordingly, medical devices are considered technologically feasible upon United States Food and Drug Administration and/or international regulatory body (FDA) market approval. The steps required to introduce these products include both research and development and clinical and regulatory costs and efforts to be expended over the next one to four years. Clinical and regulatory costs and efforts relate primarily to the costs and efforts associated with receiving FDA approval, specifically costs and efforts incurred for clinical trials and preparation of FDA submission and interaction with the FDA. None of these medical devices or products had received FDA market approval as of the acquisition date, and therefore all were identified as in-process research and development that had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in such early stages of development. The methodology (income approach) used to evaluate purchased research and development was used to evaluate the other Nellcor identifiable intangible assets acquired, with the exception of assembled work force, which was valued under the cost approach.

The income approach focuses on the income producing capability of the assets over their useful lives. The steps followed in applying this approach involve estimating the projected net cash flows related to such products, incorporating the cost to complete development of the technology, if applicable, and the future revenues to be earned upon commercialization of the products. These cash flows are then discounted to their present value. The resulting projected net cash flows from such products were based upon management's estimate of revenue growth and expected profitability related to the overall product portfolio. The discounting process uses a rate of return which accounts for the time value of money and investment risk factors to appropriately reflect the risks of realization of the cash flows. The assumptions underlying the valuation of these assets were based upon management's assessment of the facts as known at the date of acquisition; however, no assurances can be given that actual results will not materially deviate from these assumptions.

Revenue assumptions were based upon the growth rates for markets served and the estimated life of each product's technology. Significant aggregate revenue growth as projected by the Company's strategic marketing units for the developed and in-process products assumed increasing demand for medical devices, and the Company's ability to maintain a significant share of the market. The revenue generated by in-process technology products increases to $937 million in 2004 and then declines over subsequent years, while revenue assumptions for the developed products remain relatively flat in 1999 as compared with 1998 and then begin to decline gradually in subsequent periods. Cost of goods sold assumptions, expressed as a percentage of revenue, were expected to decrease from the current projection of 48 percent to 43 percent in 2006. Gross margins, as they relate inversely to costs of goods sold as a percentage of revenue, were assumed to increase, in the aggregate, over time due mainly to improving efficiency in the manufacturing processes and more profitable products having a greater impact on total sales. Selling, administrative and general expenses, excluding depreciation and amortization, expressed as a percentage of revenues were estimated at 24 percent for all periods. Research and development expenses for the cost to complete the in-process technologies were $52 million to be expended in ten strategic marketing units during the periods 1998 through 2001. Maintenance research and development expense, which includes routine changes, additions and modifications undertaken after a product is introduced to the market, were established at 2 percent of revenue for both developed and in-process technologies for all periods. An after-tax cash flow was then calculated by deducting income tax expense and contributory asset charges from operating income. The cash flows were discounted to present value utilizing an appropriate discount rate (15 percent for developed technology and 18 percent for in-process technology).

Results to date have been consistent with the underlying projections and assumptions of revenues to be generated, estimated costs to complete and completion dates for the in-process projects and acquired technologies. Material negative variations from the projected results would impact the Company's expected return on its investment in Nellcor, its future results of operations and financial position. In 1998, the Company received market approval and launched the Model 740 and Model 840 ventilators. These products, although delayed approximately three months from expected launch date, have been well accepted in the market place.

The sale of Nellcor inventories, which as part of the purchase price allocation were stepped up to fair value, decreased earnings by $75.4 million, $46.7 million net of taxes. The pretax charges to the Respiratory Group and Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter, were $74.4 million and $1.0 million, respectively.

With the acquisition complete, the Company began integrating the operations of Nellcor with those of Mallinckrodt's other businesses. Management finalized and approved a Nellcor integration plan during the year. Accordingly, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. In addition, the Company recorded pretax charges to operations during 1998 of $68.6 million, $46.4 million net of taxes, associated with exiting certain activities related to the operation of Mallinckrodt prior to the acquisition of Nellcor and other integration costs of the combined Company. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Excluding the nonrecurring acquisition and integration charges in 1998, the Company had earnings from continuing operations of $132.9 million, or $1.80 per share. Included in these results are after-tax charges of $8.5 million, or 12 cents per share, primarily to increase reserves for Nellcor trade receivables and inventory. Earnings from continuing operations for 1997 were $175.2 million, or $2.33 per share.

The year to year decline in earnings from continuing operations, after excluding nonrecurring acquisition and integration charges, is primarily attributable to the dilutive effect of the Nellcor acquisition-related intangible and goodwill amortization expense and interest expense, and selling price reductions. The aggregate purchase price of Nellcor of approximately $1.9 billion was paid through use of available cash and cash equivalents and additional borrowings. The resulting higher interest expense exceeded the operating earnings of the Nellcor operations during 1998. The competitive demand for selling price reductions from healthcare customer buying groups continued throughout 1998. This trend, which is expected to continue, had its most significant impact on the Company's Imaging business where the potential for generic competitive products and available manufacturing capacity continue to lower prices.

The Company recorded a net loss for 1998 of $291.9 million, or $4.01 per share as compared to net earnings of $190.1 million, or $2.53 per share during the prior year. During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. The completed actions resulted in an after-tax gain of $68.9 million. The sale of the remainder of the catalysts and chemical additives division on July 31, 1998 will result in a gain to be included in the 1999 results of discontinued operations. The gains on the completed sales and the results of operations for these divisions have been reclassified to discontinued operations in the fourth quarter and, accordingly, prior year results have also been reclassified. Earnings, net of taxes, of these discontinued operations were $11.4 million and $10.5 million for 1998 and 1997, respectively. During the third quarter of 1998, the Company recorded an after-tax charge of $7.9 million related to settlement costs from the sale of the animal health business in the prior year. The net loss for 1998 also included an after-tax noncash charge of $8.4 million, or 11 cents per share, for the early adoption of a new standard of accounting related to previously capitalized start-up costs. The cumulative effect of the accounting change was recorded in the fourth quarter, but was effective as of July 1, 1997. Operating earnings would have been reduced by $2.3 million after taxes or 3 cents per share had the Company not adopted the accounting change.

Net earnings for 1997 included a $270.6 million after-tax gain from discontinued operations resulting from the March 31, 1997 disposition of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture, and a $269.4 million after-tax loss from discontinued operations resulting from the sale of the animal health segment on June 30, 1997.

Net sales for the year increased 39 percent to $2.37 billion compared with $1.70 billion in 1997. Sales to customers outside the U.S. were $792 million or 33 percent of total 1998 sales. Excluding sales of Nellcor, which was acquired at the end of August 1997, sales were $1.69 billion which is equal to the prior year. Excluding the acquisition and integration charges discussed above, operating earnings were $288.8 million, a decrease of $8.7 million or 3 percent from the prior year. Excluding the results of Nellcor and the acquisition and integration charges discussed above, operating earnings were $248.1 million or 17 percent below the 1997 results of $297.5 million. The decline in operating earnings is driven by competitive price pressure in the Imaging and Critical Care businesses.

1997 vs. 1996
-------------

The Company's earnings from continuing operations for 1997 were $175.2 million, or $2.33 per share. This represented a 24 percent increase in per share earnings from continuing operations compared with $143.6 million, or $1.88 per share during the same period in 1996. The strong performance improvement was attributable to growth in operating earnings, higher interest income, global tax strategies and common stock share repurchase activities.

Net earnings for 1997 were $190.1 million, or $2.53 per share, compared with $211.9 million, or $2.77 per share, in 1996. In the fourth quarter of 1998, the Company reclassified the catalysts and chemical additives division to discontinued operations. The after-tax operating results from this division, which were $10.5 million and $10.1 million for 1997 and 1996, respectively, were also reclassified. On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned a 50 percent interest in Tastemaker, the flavors joint venture. This action resulted in an after-tax gain of $270.6 million. On June 30, 1997, the Company disposed of the animal health segment, which resulted in an after-tax loss of $269.4 million. The results of these transactions and the results of operations from these businesses were reclassified to discontinued operations and, accordingly, prior years' results were also reclassified. Net earnings for 1997 and 1996 included after-tax earnings of $5.8 million and $41.9 million, respectively, from the divested Fries & Fries, Inc., animal health segment and, for 1996, feed ingredients business.

Net earnings for 1996 included a $35.4 million after-tax gain in discontinued operations due to the disposition of the feed ingredients business in the second quarter, partially offset by $19.1 million after-tax adjustment of provisions for environmental and litigation costs related to discontinued operations.

Net sales for 1997 were up 6 percent to $1.70 billion, compared to $1.60 billion in 1996. Operating earnings were $297.5 million, an increase of 6 percent compared to $279.5 million in 1996. The markets in which the Company conducts business are highly competitive, and in many instances regulated. Global efforts toward healthcare cost containment exerted pressure on product pricing and the resultant demand for price discounts from customer buying groups adversely affected earnings growth.

OPERATING RESULTS
 (In millions)
                                     1998        1997        1996
                                    -------     -------     -------
Net sales
  Respiratory.................      $  991      $  321      $  338
  Imaging.....................         760         802         716
  Pharmaceuticals.............         616         575         543
                                    -------     -------     -------
                                    $2,367      $1,698      $1,597
                                    =======     =======     =======
Operating earnings
  Respiratory...............        $  105      $   76      $   74
  Imaging...................           124         164         179
  Pharmaceuticals...........            83          82          67
                                    -------     -------     -------
                                       312         322         320
  Corporate expense.........           (23)        (25)        (41)
  Acquisition and
   integration expense......          (539)
                                    -------     -------     -------
                                    $ (250)     $  297      $  279
                                    =======     =======     =======

1998 vs. 1997
-------------

Healthcare is comprised of three business groups - Respiratory, Imaging and Pharmaceuticals.

Operating earnings excluding charges related to acquisition and integration activities and corporate expenses were $312 million, which represents a 3 percent decline when compared to the prior year. Excluding the results of Nellcor, acquired in August 1997, the acquisition and integration charges, and corporate expenses, operating earnings would have been $271 million or 16 percent below 1997. This earnings decline is attributable to lower selling prices which were only partially offset by higher volume. The competitive pressures and the demand for price discounts from customer buying groups adversely affected earnings, and this trend is expected to continue. In response to this market trend, the Company entered into a multi-year agreement in 1996 with Premier, Inc. (Premier), the largest healthcare purchasing group in the United States. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,650 member hospitals are provided incentives to use Mallinckrodt products.

The Respiratory Group, which includes Nellcor and Critical Care, reported operating earnings of $105 million, an increase of 38 percent over the results for 1997. Excluding Nellcor, operating earnings were $64 million, a 16 percent decrease from prior year.
The year to year earnings decline was attributable to sales decline of $16 million resulting from the negative impact of exchange rate movements caused by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen, $8 million due to price declines and another $6 million attributable to the divestiture of a product line in September 1996. These sales shortfalls were only partially offset by volume increases of $14 million and $11 million in disposable respiratory and anesthesiology product lines, respectively.

The Imaging Group had operating earnings of $124 million, which was a decline of $40 million or 24 percent from the prior year. The decline in profitability was directly attributable to a sales decline of $42 million - from $802 million in 1997 to $760 million in 1998. All product lines had volume increases which represented an increase of $85 million over the prior year. In spite of these increases, erosion of selling price accounted for a $102 million sales decline. The remainder of the shortfall in 1998 when compared to 1997 was attributable to the impact of exchange rate movements caused by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen. Iodinated contrast media, the Group's most significant product line, had sales volume increases of $44 million, but price erosion reduced sales by $85 million. The pricing pressures were most significant in the U.S. where the Company and its contrast media competitors utilize price concessions to maintain or grow their shares in a market dominated by large customer buying groups. The agreement with Premier aligns the Company with the largest healthcare purchasing group in the U.S., representing 30 percent of all contrast media purchased. The Premier agreement is believed to be the largest contract ever written for these products. In spite of cost reductions in contrast media manufacturing and lower operating expenses, the price erosion reduced profitability, and is expected to reduce profitability in future periods but at a lower rate of decline than was experienced in 1998 and 1997.

The Pharmaceuticals Group, which now includes bulk and dosage pharmaceuticals, peptides, and process, laboratory and microelectronic chemicals, had operating earnings of $83 million, which was $1 million or 1 percent above results for the prior year. In spite of higher sales, product mix, lower than expected sales of high margin dosage and other specialty products, and the related impact on plant efficiencies negatively impacted operating earnings. Sales were $616 million, which represented an increase of $41 million or 7 percent above 1997 results. The sales increase was partially generated by a $19 million increase in dosage analgesic volume, of which approximately $7 million was attributable to the full year impact from an acquisition in November 1996. The remainder of the sales increase was attributable to volume growth in all other product lines. The impact of buying groups is less evident in the Pharmaceuticals Group businesses. Overall, this group was able to maintain pricing at prior year levels.

1997 vs. 1996
-------------

Operating earnings, excluding corporate expense, for 1997 were $322 million, as compared with $320 million in 1996. The flat operating earnings in 1997 when compared to the prior year was attributable to continued reduction of selling prices in several product lines offset by increased sales volumes, and a $20 million or 25 percent increase in research and development expenses. Net sales increased 6 percent to $1.70 billion in 1997 as compared to $1.60 billion during the prior year.

The Critical Care business, now a component of the Respiratory Group, had operating earnings of $76 million, which was $2 million or 3 percent greater than in 1996. The improved profitability was the
result of product mix.   The operation had sales of $321 million,
which is $17 million or 5 percent below prior year. The Critical Care business experienced increased demand for respiratory therapy products and HemoCue blood hemoglobin and glucose analysis systems. These sales gains were more than offset by lower prices of existing products and lost revenue associated with the blood gas and electrolyte business which was sold on September 30, 1996.

The Imaging Group's operating earnings were $164 million, which was $15 million or 8 percent below the prior year. The decline in profitability was the result of selling price erosion, which was only partially offset by volume increases, and higher research and development expenditures. The Imaging Group was affected significantly by the demand for price discounts. The business had sales of $802 million, which was an increase of $86 million or 12 percent over the prior year level of $716 million. The sales increase was driven primarily by increased market share in iodinated contrast media ($41 million) and the acquisition of Liebel-Flarsheim during 1996 ($29 million). The growth of iodinated contrast media sales was most significant in the U.S. market where sales volume increased 49 percent, but prices declined 39 percent when compared to the prior year. Contrast media competitor strategies with regard to pricing were driven by customer consolidation and patent expiration of a competitor's second generation x-ray contrast product resulting in the potential for competitive generic products. In response to these market changes, the Company entered into a supply agreement with Premier, Inc., the largest hospital healthcare alliance in the U.S. The agreement is believed to be the largest contract ever written for contrast media products.

The Pharmaceuticals Group, which includes bulk and dosage pharmaceuticals, peptides, and process, laboratory and microelectronic chemicals, had operating earnings of $82 million, which is $15 million or 22 percent greater than in 1996. The improvement in earnings was directly attributable to a sales increase of $32 million, or 6 percent, to $575 million as compared to the prior year. The sales increase was generated by a $24 million growth in bulk and dosage analgesic sales, partially the result of the acquisition of D.M. Graham Laboratories, Inc. in November 1996. The business also benefited from net price increases of approximately $14 million, which were generated by bulk sales of acetaminophen and narcotics in spite of somewhat lower prices of dosage products.

D.M. Graham Laboratories, Inc. is a contract manufacturer of dosage pharmaceuticals and is also licensed to produce a variety of medicinal narcotics. This acquisition was another key step in the continuing growth of the Pharmaceuticals business.

In December 1996, the Company acquired expanded sales and marketing rights for Molecular Biosystems, Inc.'s ultrasound imaging agents. As a result of this and earlier agreements, Mallinckrodt now has marketing rights for Albunex and OPTISON throughout the world except Japan, South Korea and Taiwan.

In January 1996, the Company acquired Liebel-Flarsheim Company, a leading manufacturer of contrast media power injector systems for diagnostic imaging procedures and equipment for urology procedures. The acquisition enhanced sales performance but modestly impaired operating earnings.

CORPORATE MATTERS

Corporate expenses in 1998, excluding nonrecurring acquisition and integration charges, were $23 million as compared to $25 million in the prior year. Corporate expenses in 1997 were 40 percent below the 1996 level because the prior year included consulting and employee related actions of a nonrecurring nature.

Excluding the one-time noncash write-off of purchased research and development which had no tax benefit, the Company's effective tax rate was 31.3 percent, compared to last year's 35.5 percent and the 1996 rate of 37.0 percent. See Note 10 of the Notes to Consolidated Financial Statements for additional information about income taxes.

Net interest and nonoperating income/expense increased $61 million in 1998 as compared with the prior year because of lower interest income and higher borrowing costs to acquire Nellcor in August 1997. Net interest and nonoperating income/expense decreased $26 million in 1997 from 1996 because cash proceeds from 1997 divestitures were used to repay debt and were invested in interest bearing securities.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1997, cash and cash equivalents decreased $752.8 million, primarily as a result of the acquisition of the outstanding common shares of Nellcor in August 1997. Operations provided $208.4 million of cash, while acquisition and capital spending totaled $1.93 billion. The Company received $308.2 million in proceeds from asset disposals. The catalyst business and Aero Systems division were sold in the fourth quarter for cash proceeds of $210.0 million and $69.7 million, respectively. Debt as a percentage of invested capital was 57.8 percent at June 30, 1998.

The current ratio had declined to 0.7:1 at the end of the second quarter as a result of short-term borrowings during the first quarter of fiscal 1998 to acquire the outstanding shares of Nellcor common stock. During the third quarter, the Company issued $400 million in long-term debt, with the proceeds used to reduce short-term borrowing. See Note 13 of the Notes to Consolidated Financial Statements for additional information. The current ratio improved to 1.0:1 at June 30, 1998.

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The Company completed the acquisition using cash and cash equivalents and borrowed approximately $1.1 billion under a $2.0 billion credit facility established in July 1997, and amended and restated in September 1997. The credit facility consisted of a $400 million term loan, which was repaid in March 1998, and a $1.6 billion five-year revolving credit facility. Under this facility, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at June 30, 1998.

In December 1997, the Company filed a $500 million shelf debt registration statement which has not, as yet, been declared effective. The unused portions of shelf registrations filed in 1995 and 1992 have been canceled.

At June 30, 1998, the Company had a $1.0 billion private-placement commercial paper program. The program is backed by the $1.6 billion five-year U.S. revolving credit facility available until September 2002. At June 30, 1998, there were $285.8 million commercial paper borrowings outstanding. Non-U.S. lines of credit totaling $141.9 million were also available and borrowings under these lines amounted to $17.2 million at June 30, 1998. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 36.8 million shares, including 242 thousand shares during the current year prior to the acquisition of Nellcor.

Estimated capital spending for the year ending June 30, 1999 is approximately $185 million.

Impact of Year 2000
-------------------
The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed its assessment of its information systems which support business applications and is in the process of modifying or replacing those portions of the software that are required. The assessment of products sold to customers has also been completed and the necessary remediation plans are being developed. The assessment of research and development, manufacturing processes and facility management systems is underway and is expected to be substantially complete by January 1999. The Company is also assessing the readiness of its key suppliers and business partners to be Year 2000 compliant. Information requests have been distributed and replies are being evaluated. If the risk is deemed material, the Company is prepared to perform on-site visits to those businesses to verify the adequacy of the information received. All of these efforts should be substantially complete during the first quarter of calendar 1999, which is prior to any anticipated significant impact on Mallinckrodt's operations.

Based upon the accomplishments to date, no contingency plans are expected to be needed and therefore none have been developed. However, because of substantial progress to date and plans that contemplate being substantially complete in the early part of calendar 1999, we believe adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

Both internal and external resources are being used to reprogram or replace non-compliant technologies, and to appropriately test Year 2000 modifications. Such modifications are being funded through operating cash flows. The project to address Year 2000 has been underway since February 1997. The pretax costs incurred to date for this effort were approximately $7 million and $1 million in 1998 and 1997, respectively. The Company anticipates expenses of approximately $13 million will be incurred in 1999 to substantially complete the effort.

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

European Monetary Union (EMU)
-----------------------------
The euro is scheduled to be introduced on January 1, 1999, at which time the eleven participating EMU member countries will establish fixed conversion rates between their existing currencies (legacy
currencies) and the euro.   The legacy currencies will continue to be
used as legal tender through January 1, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

The Company's European sales offices and various manufacturing and distribution facilities affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion and are cognizant of the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

ENVIRONMENTAL MATTERS

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is in varying stages of active investigation or remediation of alleged or acknowledged contamination at 19 currently or previously owned or operated sites and at 16 off-site locations where its waste was taken for treatment or disposal.

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

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation, and Liability Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 1998 and $6 million in 1997. The Company currently estimates that environmental capital expenditures during 1999 and 2000 will be $21 million and $14 million, respectively.

During 1996, the Company assumed certain liabilities to remediate various sites in the future and was compensated by the previous owner of the applicable properties for certain remediation costs to be incurred. The Company established additional environmental reserves for discontinued operations.

The Company had accruals, included in current accrued liabilities and other noncurrent liabilities and deferred credits, of $126.2 million at June 30, 1998 for costs associated with the study and remediation of Superfund sites and for the Company's current and former operating sites. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any gain is contingent upon a successful outcome and has not been accrued.

The Company has established accruals only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

RISK MANAGEMENT STRATEGIES

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other European currencies highly correlated with the German deutsche mark and the Japanese yen. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

Operations in each country are monitored so that the Company can quickly respond to changing economic and political environments as well as changes in foreign currency exchange rates and interest rates. The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany loans.
To minimize the impact of anticipated foreign currency exposures which arise from probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less, and which have little or no intrinsic value at time of purchase. The Company uses the options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. The hedges are designed to satisfy the requirements for deferral accounting treatment at inception. Gains and losses in the hedges are expected to be systematically monetized with concurrent reinvestment to replace monetized hedges and maintain overall hedging coverage targets. The net impact of foreign exchange activities on earnings was immaterial for 1998, 1997 and 1996, including conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures. The foreign currency translation loss included in shareholders' equity, and resulting from the translation of the financial statements of most of the Company's international affiliates into U.S. dollars, increased by $21.1 million in 1998 due to the strengthening of the U.S. dollar against the functional currency of many of the Company's international affiliates.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its short-term debt. To manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates, the Company periodically enters into interest rate swaps and option contracts.

The Company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuations in interest rates and foreign currency rates, are not material to its future earnings, fair value and cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors.................................  32
Responsibility for Financial Reporting.........................  33
Consolidated Statements of Operations..........................  34
Consolidated Balance Sheets....................................  35
Consolidated Statements of Cash Flows..........................  36
Consolidated Statements of Changes in Shareholders' Equity.....  37
Notes to Consolidated Financial Statements.....................  38
Quarterly Results..............................................  57

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Inc.

We have audited the accompanying consolidated balance sheets of Mallinckrodt Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998, appearing on pages 34 through 56. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."



Ernst & Young LLP
St. Louis, Missouri
August 12, 1998

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

Mallinckrodt's consolidated financial statements have been audited by Ernst & Young LLP. To express their opinion as to the fairness of the statements in conformity with generally accepted accounting principles, the independent auditors review and evaluate Mallinckrodt's accounting controls and conduct such tests and other procedures as they deem necessary. The Audit Committee of the Board of Directors regularly meets with the independent auditors, without management present, to review financial reporting matters, and audit and control functions.



Douglas A. McKinney
Vice President and Controller
August 12, 1998



Michael A. Rocca
Senior Vice President and Chief Financial Officer
August 12, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                  Years Ended June 30,
                                            ---------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ---------
Net sales...............................    $2,367.0    $1,698.1    $1,596.9

Operating costs and expenses:
  Cost of goods sold....................     1,368.8       897.9       837.9
  Selling, administrative and
   general expenses.....................       712.5       409.7       403.4
  Purchased research and development....       396.3
  Research and development expenses.....       149.0       100.5        80.6
  Other operating income, net...........        (9.1)       (7.5)       (4.5)
                                            ---------   ---------   ---------
Total operating costs and expenses......     2,617.5     1,400.6     1,317.4
                                            ---------   ---------   ---------

Operating earnings (loss)...............      (250.5)      297.5       279.5
Interest income and other nonoperating
 income (expense), net..................        14.8        22.0         (.3)
Interest expense........................      (101.8)      (48.0)      (51.3)
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations before income taxes.........      (337.5)      271.5       227.9
Income tax provision....................        18.4        96.3        84.3
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations.............................      (355.9)      175.2       143.6
Discontinued operations.................        72.4        14.9        68.3
                                            ---------   ---------   ---------

Earnings (loss) before cumulative
 effect of accounting change............      (283.5)      190.1       211.9
Cumulative effect of accounting change..        (8.4)
                                            ---------   ---------   ---------

Net earnings (loss).....................      (291.9)      190.1       211.9
Preferred stock dividends...............         (.4)        (.4)        (.4)
                                            ---------   ---------   ---------

Available for common shareholders.......    $ (292.3)   $  189.7    $  211.5
                                            =========   =========   =========

Basic earnings per common share:
 Earnings (loss) from continuing
  operations............................    $  (4.89)   $   2.37    $   1.90
 Discontinued operations................         .99         .20         .91
 Cumulative effect of accounting
  change................................        (.11)
                                            ---------   ---------   ---------
 Net earnings (loss)....................    $  (4.01)   $   2.57    $   2.81
                                            =========   =========   =========
Earnings per common share -
  assuming dilution:
 Earnings (loss) from continuing
  operations............................    $  (4.89)   $   2.33    $   1.88
 Discontinued operations................         .99         .20         .89
 Cumulative effect of accounting
  change................................        (.11)
                                            ---------   ---------   ---------
 Net earnings (loss)....................    $  (4.01)   $   2.53    $   2.77
                                            =========   =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                                               June 30,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents........................    $   55.5     $  808.3
  Trade receivables, less allowances of
   $16.7 in 1998 and $8.2 in 1997..................       486.3        335.8
  Inventories......................................       470.0        291.8
  Deferred income taxes............................        95.2         36.8
  Other current assets.............................        61.5         99.4
  Net current assets of discontinued operations....         4.8         33.3
                                                       ---------    ---------
Total current assets...............................     1,173.3      1,605.4
Investments and other noncurrent assets,
 less allowances of $5.8 in 1998 and $8.1 in 1997..       154.5        145.1
Property, plant and equipment, net.................       894.9        741.3
Goodwill, net......................................       899.5        222.5
Technology, net....................................       364.3         24.4
Other intangible assets, net.......................       282.1        144.4
Net noncurrent assets of discontinued operations...        12.4         91.5
Deferred income taxes..............................         4.6           .8
                                                       ---------    ---------
Total assets                                           $3,785.6     $2,975.4
                                                       =========    =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................    $  311.4     $   11.6
  Accounts payable.................................       215.0        162.9
  Accrued liabilities..............................       532.0        391.2
  Income taxes payable.............................       122.3         76.4
  Deferred income taxes............................         1.4           .2
                                                       ---------    ---------
Total current liabilities..........................     1,182.1        642.3
Long-term debt, less current maturities............       944.5        544.3
Deferred income taxes..............................       396.2        248.7
Postretirement benefits............................       169.2        161.9
Other noncurrent liabilities and
 deferred credits..................................       175.2        127.0
                                                       ---------    ---------
Total liabilities..................................     2,867.2      1,724.2
                                                       ---------    ---------
Shareholders' equity:
  4 Percent cumulative preferred stock.............        11.0         11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289 shares....        87.1         87.1
  Capital in excess of par value...................       315.2        305.9
  Reinvested earnings..............................       952.2      1,292.6
  Foreign currency translation.....................       (71.1)       (50.0)
  Unrealized gain (loss) on investments............        (1.5)          .1
  Treasury stock, at cost..........................      (374.5)      (395.5)
                                                       ---------    ---------
Total shareholders' equity.........................       918.4      1,251.2
                                                       ---------    ---------
Total liabilities and shareholders' equity             $3,785.6     $2,975.4
                                                       =========    =========


(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                     Years Ended June 30,
                                             -----------------------------------
                                               1998        1997         1996
                                             ---------   ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)........................  $ (291.9)   $  190.1    $  211.9
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
  Depreciation.............................     114.3        97.5       109.6
  Amortization.............................      72.8        30.2        39.5
  Postretirement benefits..................       6.3         7.9        10.9
  Undistributed equity in earnings of
   joint venture...........................                 (17.0)      (25.0)
  Gains on asset disposals.................    (114.3)     (182.5)      (55.1)
  Deferred income taxes....................     (75.8)      144.1        30.5
  Write-off of purchased research
   and development.........................     398.3
  Sale of inventory stepped up to fair
   value at acquisition ...................      75.4
  Write-off of pre-operating costs.........      12.5
                                             ---------   ---------   ---------
                                                197.6       270.3       322.3
  Changes in operating assets and
   liabilities:
    Trade receivables......................     (15.6)      (34.3)      (62.5)
    Inventories............................     (18.1)       17.8       (49.5)
    Other current assets...................      63.8       (62.0)      ( 2.7)
    Accounts payable, accrued liabilities
     and income taxes payable, net.........     (35.6)      111.6        22.8
    Net assets of discontinued
     operations............................       (.4)        9.8       (68.6)
    Other noncurrent liabilities and
     deferred credits......................      30.6        (4.3)       49.7
    Other, net.............................     (13.9)       (5.1)      (41.1)
                                             ---------   ---------   ---------
Net cash provided by operating activities..     208.4       303.8       170.4
                                             ---------   ---------   ---------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures.......................    (142.7)     (109.5)     (169.2)
Acquisition spending.......................  (1,790.9)      (16.8)     (153.9)
Proceeds from asset disposals..............     308.2       412.8       120.5
Other, net.................................       7.0        (6.7)        5.1
                                             ---------   ---------   ---------
Net cash provided (used) by
 investing activities......................  (1,618.4)      279.8      (197.5)
                                             ---------   ---------   ---------
CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt.....     279.5      (103.8)      511.7
Proceeds from long-term debt...............     399.8         1.1       199.5
Payments on long-term debt.................      (3.9)      (10.2)     (103.7)
Issuance of Mallinckrodt common stock......      40.0        39.6        31.0
Acquisition of treasury stock..............      (9.7)     (149.9)     (130.5)
Dividends paid.............................     (48.5)      (48.2)      (45.7)
                                             ---------   ---------   ---------
Net cash provided (used) by financing
 activities................................     657.2      (271.4)      462.3
                                             ---------   ---------   ---------
Increase (decrease) in cash and
 cash equivalents..........................    (752.8)      312.2       435.2
Cash and cash equivalents at
 beginning of year.........................     808.3       496.1        60.9
                                            ---------   ---------    --------
Cash and cash equivalents at end of year...  $   55.5      $808.3      $496.1
                                             =========   =========   ========


(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                                           Capital in
                        Preferred  Common  Excess of  Reinvested       Treasury
                          Stock    Stock   Par Value   Earnings  Other   Stock
                         -----    ------  ---------   --------  -----  -------
BALANCE, JUNE 30, 1995..  $11.0    $87.1     $274.1   $984.5    $(9.3)  $(175.9)
Net earnings............                               211.9
Dividends:
  4 Percent cumulative
   preferred stock
   ($4.00 per share)....                                 (.4)
  Common stock
   ($.605 per share)....                               (45.3)
Stock option exercises..                        8.1                        21.6
Income tax benefit
 from stock options
 exercised .............                        1.3
Acquisition of
 treasury stock.........                                                 (130.5)
Translation adjustment..                                         (7.5)
Unrealized gain on
 investments............                                          1.5
                          -----    ------    ------   -------   ------   -------

BALANCE, JUNE 30, 1996..   11.0     87.1      283.5   1,150.7   (15.3)   (284.8)
Net earnings............                                190.1
Dividends:
  4 Percent cumulative
   preferred stock
   ($4.00 per share)....                                  (.4)
  Common stock
   ($.65 per share).....                                (47.8)
Stock option exercises..                        6.7                        27.2
Income tax benefit
 from stock options
 exercised..............                        5.7
Acquisition of
 treasury stock.........                                                 (149.9)
Issuance of stock
 related to an
 acquisition............                       10.0                        12.0
Translation adjustment,
 net of $9.3 translation
 loss included in
 discontinued
 operations.............                                        (35.2)
Unrealized gain on
 investments............                                           .6
                          -----    ------    ------   -------   ------   -------

BALANCE, JUNE 30, 1997..   11.0     87.1      305.9   1,292.6   (49.9)   (395.5)
Net loss................                               (291.9)
Dividends:
  4 Percent cumulative
  preferred stock
  ($4.00 per share).....                                  (.4)
  Common stock
  ($.66 per share)......                                (48.1)
Stock option exercises..                        1.6                        16.5
Income tax benefit from
 stock options
 exercised..............                        2.1
Acquisition of
 treasury stock.........                                                   (9.7)
Investment plan match...                        2.4                         7.3
Restricted stock award..                        3.2                         6.9
Translation adjustment..                                        (21.1)
Unrealized loss on
 investments............                                         (1.6)
                          -----    ------    ------    ------  -------  --------
BALANCE, JUNE 30, 1998..  $11.0    $87.1     $315.2    $952.2  $(72.6)  $(374.5)
                          =====    ======    ======    ======  =======  ========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

(/TABLE>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in prior years have been reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses during the reporting period, as well as amounts included in the Notes. While the Company uses its best estimates and judgments, actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements of most of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and weighted average rates for income statements. Unrealized translation adjustments are included in shareholders' equity in the Consolidated Balance Sheets.

The financial statements of international affiliates that operate in hyperinflationary economies in certain Latin American countries are translated at current and historical exchange rates, as appropriate.
Unrealized translation adjustments are included in operating results for these affiliates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of certificates of deposit, time deposits and other short-term securities with maturities of three months or less from the date of purchase.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost for inventories is determined on either an average or first-in, first-out basis.

INVESTMENTS

The Company's investments in marketable equity securities are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses included, net of income taxes, in shareholders' equity in the Consolidated Balance Sheets.
Interest, dividends and realized gains and losses on the sale of such securities are included in interest income and other nonoperating income (expense), net.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 10 to 45 years for buildings and 3 to 15 years for machinery and equipment, using principally the straight-line method.

The Company recognizes impairment losses for long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds the sum of the expected undiscounted future cash flows associated with such assets.
The measurement of the impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. Long-lived assets held for sale are reported at the lower of carrying amount or fair value less cost to sell.

INTANGIBLE ASSETS

The cost of product line or business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill.

Goodwill is amortized on a straight-line basis over 4 to 40 years
(weighted average life of 28 years). Technology is amortized on a straight-line basis over 15 to 25 years (weighted average life of 16 years). Other intangible assets, consisting primarily of trademarks, trade names, and manufacturing and distribution agreements, are amortized primarily on a straight-line basis over 3 to 40 years
(weighted average life of 20 years).

The carrying amounts of intangible assets and goodwill are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amounts of the intangible assets and goodwill are reduced by the estimated shortfall of cash flows. In addition, intangible assets and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps and options to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates; forward foreign exchange agreements and currency swaps to minimize the exposure on intercompany loans; and foreign exchange option contracts to minimize the impact of anticipated foreign currency exposures which arise from probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business.

Interest rate differentials to be paid or received as a result of an interest rate swap are accrued and recognized as an adjustment of interest expense related to the designated debt. Interest rate option premiums paid are amortized to interest expense ratably during the life of the agreement. Amounts related to interest rate swaps and the intrinsic value of terminated option agreements are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.

The Company uses forward foreign exchange contracts and currency swaps to hedge intercompany financial activity denominated in currencies other than the functional currency of the entity involved.
Forward foreign exchange contracts and currency swaps are carried off-balance-sheet with unrealized and realized gains and losses included in the measurement and recording of the hedged transactions.

The Company hedges a portion of its anticipated foreign currency exchange exposure using certain derivative financial instruments, primarily purchased options to sell foreign currencies with little or no intrinsic value at time of purchase. These contracts are designated and effective as hedges of the Company's consolidated foreign currency exchange exposures. Gains on option contracts that are designated as hedges (including open, matured and terminated contracts), and which have nominal intrinsic value at the time of purchase, are deferred and recognized in earnings at the time the underlying hedged exposure occurs. Premiums on purchased options are recorded as assets and amortized over the lives of the options.
Realized and unrealized gains on options relating to exposures that are no longer probable of occurring are included as foreign exchange gains in the accompanying Consolidated Statements of Operations.

REVENUE RECOGNITION AND PRODUCT WARRANTY

The Company recognizes revenue at the time of product shipment and provides currently for estimated discounts, rebates and product returns and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees." Financial
Accounting Standards Board (FASB) Statement No. 123, "Accounting for
Stock-Based Compensation" (SFAS 123), requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. See Note 16 for the fair value disclosures required under SFAS 123.

ADVERTISING COSTS

All advertising costs are expensed as incurred and included in selling, administrative and general expenses. Advertising expense was $20.1 million, $20.5 million and $19.0 million in 1998, 1997 and 1996, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

ADOPTED

In April 1998, the American Institute of Certified Public Accountants
(AICPA) issued SOP 98-5, "Reporting on the Costs of Start-Up
Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its pre-operating costs incurred in connection with opening a new facility. In the fourth quarter of 1998, the Company elected to early adopt the provisions of SOP 98-5 in its consolidated financial statements for the year ended June 30, 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" (SOP
98-1), which the Company early adopted effective July 1, 1997.  SOP
98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company previously maintained a policy similar to SOP 98-1 and, therefore, the adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position.

In February 1997, the FASB issued Statement No. 128, "Earnings per
Share" (SFAS 128), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. See
Note 3 for a reconciliation of the numerators and the denominators of the basic and diluted per share computations for earnings from continuing operations.

In October 1996, the AICPA issued SOP 96-1, "Environmental
Remediation Liabilities" (SOP 96-1), which requires the accrual of environmental remediation liabilities when the criteria of FASB
Statement No. 5, "Accounting for Contingencies," are met. SOP 96-1 provides benchmarks to aid in the determination of when environmental remediation liabilities should be recognized and specific guidance as to how they should be measured. The Company adopted SOP 96-1 effective July 1, 1997. SOP 96-1 did not have a material impact on the Company's consolidated results of operations or financial position.

YET-TO-BE-ADOPTED

In June 1998, the FASB issued Statement No. 133, "Accounting for
Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. The
Company has not determined when it will adopt SFAS 133, which may be early adopted as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are hedges and depending on the nature of the hedges, changes in the fair value of derivatives which offset the change in fair value of the hedged assets, liabilities or firm commitments will either be recorded in earnings or deferred in shareholders' equity until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the future consolidated results of operations or financial position of the Company.

In February 1998, the FASB issued Statement No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 addresses disclosure issues only and does not change the measurement or recognition provisions for pensions and postretirement benefits other than pensions.
Accordingly, the Company's adoption of SFAS 132 in 1999 will have no impact on its consolidated results of operations or financial position.

In June 1997, the FASB issued Statement No. 131, "Disclosures About
Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997.
SFAS 131 changes the method of determining segments from that currently required, and requires the reporting of certain information about such segments. The Company has not determined how its segments will be reported or whether and to what extent segment information will differ from that currently presented.

In June 1997, the FASB issued Statement No. 130,"Reporting
Comprehensive Income" (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1999 will have no impact on the Company's consolidated results of operations or shareholders' equity.


NOTE 2 - CHANGES IN BUSINESS

ACQUISITIONS

NELLCOR PURITAN BENNETT INCORPORATED

On August 28, 1997, the Company acquired Nellcor Puritan Bennett
Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor manufactures and markets products that monitor, diagnose and treat respiratory impaired patients. The product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products, and medical gas products and distribution systems. The Company completed the acquisition using cash and cash equivalents and borrowed approximately $1.1 billion under a $2.0 billion credit facility established in July 1997, and amended and restated in September 1997.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $724.2 million, was allocated to goodwill and is being amortized on a straight-line basis over 30 years. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

Approximately $925.4 million of the purchase price was allocated to identifiable intangible assets including purchased research and development ($398.3 million), technology ($374.2 million), and trademarks and trade names and assembled work force ($152.9 million).
(See Note 1 for amortization periods and methods for intangible assets.) The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines (e.g., sensors, monitors and ventilators) that were in various stages of development and had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. The purchased research and development was valued using the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows. This intangible asset, which had no tax benefit, was charged to results of operations during the first quarter of 1998. Of the total charge of $398.3 million, $2.0 million relates to the Aero
Systems division which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

In connection with the Company's filing of a shelf registration statement for debt securities, Mallinckrodt is engaged in discussions with the staff of the Securities and Exchange Commission regarding the purchase price allocation related to its acquisition of Nellcor.
The Company and its auditors, Ernst & Young LLP, believe that the allocation and related amortization charges are in accordance with generally accepted accounting principles. Nevertheless, if there are any significant changes as a result of these discussions to the amounts allocated to purchased research and development or other intangible assets or changes in the lives over which such amounts are amortized, these could have a material impact on the related noncash charges reflected in the 1998 results of operations and could materially affect future results of operations as a result of increased amortization expense.

The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. Pretax charges to the Respiratory Group and Aero Systems division, which was divested and reclassified to discontinued operations in the fourth quarter, were $74.4 million and $1.0 million, respectively.

The following unaudited pro forma financial information presents the combined results of operations of Mallinckrodt and Nellcor as if the acquisition had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, additional depreciation expense, increased interest payments on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition, and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Mallinckrodt and Nellcor operated as a combined entity during such periods.

(In millions, except per share amounts )        1998         1997
                                              --------     --------
Net sales...................................  $2,462.3     $2,436.8
Net earnings from continuing operations.....    $112.3       $111.7
Net earnings per share from
 continuing operations
   Basic....................................     $1.53        $1.51
   Diluted..................................     $1.52        $1.48

The pro forma financial information presented above does not include nonrecurring charges for purchased research and development, the sale of inventory stepped up to fair value at the date of acquisition, and integration activities. These charges are included in the actual results of operations for 1998.

Immediately after the acquisition was consummated, management of the combined Company began to formulate an integration plan to combine
Mallinckrodt and Nellcor into one successful company. Since both companies (Mallinckrodt and Nellcor) had global healthcare operations, senior management, through transition teams, assessed which activities should be consolidated. Management finalized and approved a Nellcor integration plan during the year. Accordingly, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill.
The principal actions of the plan include the involuntary severance of approximately 450 Nellcor employees as a result of work force reduction primarily in U.S. administrative areas ($37.2 million), relocation of Nellcor employees ($3.8 million), and the elimination of contractual obligations of Nellcor which have no future economic benefit ($9.1 million). Approximately $27.9 million of cash expenditures were incurred through June 30, 1998 and liabilities of $22.2 million related to the Nellcor integration plan remained in accrued liabilities at June 30, 1998. The majority of the remaining cash expenditures will occur in 1999 with the largest single category related to severance for previously terminated employees. These actions are to be completed in 1999 and, although none are expected, reductions in the estimated liability for these integration activities will be offset against the related goodwill.

During 1998, the Company recorded a pretax charge to selling, administrative and general expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2 million. Payments made during 1998 relating to the above totaled $3.5 million. The majority of the remaining $15.6 million cash expenditures will occur in 1999. Restructuring actions are to be complete in 1999 and no material adjustments to the original reserve are anticipated.

The Company recorded a pretax charge to selling, administrative and general expenses of $49.5 million in 1998 related to employee transition bonuses of $16.6 million, increased asset valuation reserves of $12.8 million, and other integration costs of $20.1 million. Charges to the reserve during 1998 were $25.0 million. The remaining reserve of $24.5 million consists primarily of employee transition bonuses to be paid in 1999.

OTHERS

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

DISCONTINUED OPERATIONS

The Company sold certain chemical additive product lines in the second quarter of 1998, and recorded a gain on sale, net of taxes, of $8.7 million. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. The catalyst sale resulted in a gain, net of taxes, of $60.2 million. No gain or loss was recognized on the sale of the Aero Systems division, and there were no earnings from operations. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. Certain liabilities for environmental, litigation and employee benefits remained with the Company, and reserves were established to address these liabilities as deemed appropriate. Earnings, net of taxes, from the catalysts and chemical additives division for 1998, 1997 and 1996 were $11.4 million, $10.5 million and $10.1 million, respectively.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture with Hercules Incorporated.
The Company recorded a gain on divestiture, net of taxes, of $270.6 million. Earnings, net of taxes, from the divested business for 1997 and 1996 were zero and $18.6 million, respectively. The disposition included the assumption of $510 million of debt of Fries & Fries, Inc. by the buyer. Interest expense related to the assumed debt of $22.4 million and $2.5 million for 1997 and 1996, respectively, is included in the above Fries & Fries, Inc. net after-tax results of operations reclassified as discontinued operations.

On June 30, 1997, the Company sold the animal health segment for cash plus the assumption of certain liabilities. The Company recorded a loss on sale, including taxes, of $269.4 million. Environmental liabilities, certain facility leases, and certain liabilities for employee benefits, including postretirement benefits, remained with the Company. Reserves were established to address the remaining liabilities. Earnings, net of taxes, from the animal health segment for 1997 and 1996 were $5.8 million and $18.9 million, respectively.
Interest expense related to debt assumed by the buyer of $5.6 million and $5.0 million for 1997 and 1996, respectively, was included in the above animal health segment net after-tax results reclassified to discontinued operations. During the third quarter of 1998, the Company recorded a one-time, after-tax charge of $7.9 million to discontinued operations related to settlement costs from the sale of the animal health segment.

In October 1995, the Company disposed of its feed ingredients business. The gain on disposition, net of taxes, was $35.4 million and earnings, net of taxes, from the divested business for 1996 were $4.4 million.

Discontinued operations for 1997 and 1996 also included other charges, primarily for environmental and litigation costs related to previously divested operations, of $2.6 million and $19.1 million, respectively.

The following schedule summarizes the components, net of tax, of discontinued operations presented in the Consolidated Statements of Operations (in millions).



                                                  1998       1997       1996
                                                 ------     ------     ------
Catalysts and chemical additives division
   Gain on sale..............................    $ 68.9
   Earnings from operations..................      11.4     $ 10.5     $ 10.1
Fries & Fries, Inc.
   Gain on divestiture.......................                270.6
   Earnings from operations..................                            18.6
Animal health segment
   Loss on sale..............................      (7.9)    (269.4)
   Earnings from operations..................                  5.8       18.9
Feed ingredients business
   Gain on divestiture.......................                            35.4
   Earnings from operations..................                             4.4
Environmental costs/other....................                 (2.6)     (19.1)
                                                 -------    -------    -------
Discontinued operations                          $ 72.4     $ 14.9     $ 68.3
                                                 =======    =======    =======


The catalysts and chemical additives and Aero Systems divisions were reclassified to discontinued operations effective June 30, 1998. Fries & Fries, Inc. and the animal health segment were reclassified to discontinued operations effective December 31, 1996 and March 31, 1997, respectively. The feed ingredients business was reclassified to discontinued operations effective September 30, 1995. All prior periods of the Consolidated Statements of Operations and Consolidated Balance Sheets were reclassified to reflect this presentation. Disclosures included in the Notes to Consolidated Financial Statements relate to continuing operations, unless otherwise indicated.

NOTE 3 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in millions, except share and per share amounts).


                                                 1998         1997      1996
                                               --------     -------    -------
Numerator:
 Earnings (loss) from continuing operations..  $(355.9)     $175.2     $143.6
 Preferred stock dividends...................      (.4)        (.4)       (.4)
                                               --------     -------    -------
 Numerator for basic earnings (loss) per
  share and earnings (loss) per share
  assuming dilution--income (loss)
  available to common shareholders...........  $(356.3)     $174.8     $143.2
                                               ========     =======    =======
Denominator:
 Denominator for basic earnings per share--
  weighted-average shares.................. 72,920,659  73,837,424  75,183,729

 Potential dilutive common shares--
  employee stock options...................              1,270,405   1,172,234
                                            ----------  ----------  ----------
 Denominator for diluted earnings (loss)
  per share--adjusted weighted-average
  shares and assumed conversions........... 72,920,659  75,107,829  76,355,963
                                            ==========  ==========  ==========

Basic earnings (loss) from continuing
 operations per common share...............     $(4.89)      $2.37       $1.90
                                                =======      =====       =====

Earnings (loss) from continuing operations
 per common share--assuming dilution.......     $(4.89)      $2.33       $1.88
                                                =======      =====       =====


The diluted share base for the twelve months ended June 30, 1998 excludes incremental shares of 612,285 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1998.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                        1998       1997     1996
                                                   --------   -------   -------
Interest paid..................................    $ 83.7     $ 69.1    $ 48.6
Income taxes paid..............................      73.3       82.2      65.0
Noncash investing and financing activities:
 Assumption of liabilities related
  to acquisitions..............................     465.6        2.3      21.5
 Principal amount of debt assumed by
  buyers in conjunction with divestitures......       1.0      530.6
 Preferred stock received related to a
  divestiture..................................                 88.9
 Issuance of stock related to an acquisition...                22.0


The interest paid and income taxes paid presented above include amounts related to discontinued operations.

NOTE 5 - INVENTORIES


AT JUNE 30, (in millions)                          1998       1997
                                                  ------     ------
Raw materials and supplies....................    $208.4     $107.4
Work in process...............................      46.4       39.9
Finished goods................................     215.2      144.5
                                                  ------     ------
                                                  $470.0     $291.8
                                                  ======     ======

NOTE 6 - INVESTMENTS AND OTHER NONCURRENT ASSETS

AT JUNE 30, (in millions)                          1998       1997
                                                  ------     ------
Preferred stock received related
 to a divestiture.............................    $ 86.1     $ 88.9
Other investments, net........................      42.9       32.9
Other noncurrent assets, net..................      25.5       23.3
                                                  ------     ------
                                                  $154.5     $145.1
                                                  ======     ======

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30, (in millions)                         1998        1997
                                                ---------  ---------
Land..........................................  $   69.1   $   50.6
Buildings and leasehold improvements..........     354.2      300.1
Machinery and equipment.......................     916.9      778.5
Construction in progress......................      71.3       59.2
                                                --------   ---------
                                                 1,411.5    1,188.4
Accumulated depreciation......................    (516.6)    (447.1)
                                                ---------  ---------
                                                $  894.9   $  741.3
                                                =========  =========

Capitalized interest costs were $.8 million in 1998, $.7 million in 1997 and $1.6 million in 1996.

NOTE 8 - INTANGIBLE ASSETS

AT JUNE 30, (in millions)                          1998       1997
                                                  -------    -------
Goodwill......................................    $989.4     $280.5
Accumulated amortization......................     (89.9)     (58.0)
                                                  -------    -------
Goodwill, net.................................    $899.5     $222.5
                                                  =======    =======

Technology....................................    $390.4     $ 30.3
Accumulated amortization......................     (26.1)      (5.9)
                                                  -------    -------
Technology, net...............................    $364.3     $ 24.4
                                                  =======    ======

Other intangible assets.......................    $337.4     $187.2
Accumulated amortization......................     (55.3)     (42.8)
                                                  -------    -------
Other intangible assets, net                      $282.1     $144.4
                                                  =======    =======

NOTE 9 - FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other European currencies highly correlated with the German deutsche mark and the Japanese yen. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany loans. To mitigate the short-term effect of changes in foreign currency exchange rates on the Company's consolidated performance, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less. The Company uses the currency options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. There are no hedging gains or losses that are explicitly deferred at June 30, 1998.

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

Information on the duration by expected maturity, notional value, purpose and fair value of instruments outstanding as of June 30, 1998 is provided below (in millions, except average strike price and exchange rate):


                                                                     Fair Value
                                                                       (Loss)
                                                                        As of
                                      1999    2000    2001   Total     6/30/98
                                     ------  ------  ------  -----   ----------
Purchased option contracts to sell
 for U.S.$ related to anticipated
 foreign currency exposures
  German deutsche mark
   Notional value..................  $ 28.5  $ 55.0          $ 83.5    $  3.9
   Average strike price............    1.71    1.75
  Japanese yen
   Notional value..................  $ 10.0  $ 37.5          $ 47.5    $  6.7
   Average strike price............   114.2   112.8

Forward contracts and currency
 swaps related to inter-company
 financial transactions
  Sale of Canadian dollar
   Notional value..................  $  2.4                  $  2.4    $  0.0
   Exchange rate....................   1.46
  Sale of French franc
   Notional value................... $ 12.0                  $ 12.0    $  0.0
   Exchange rate....................    6.1
  Sale of Polish zloty
   Notional value................... $  0.4                  $  0.4    $  0.0
   Exchange rate....................    4.1
  Purchase of British pounds
   Notional value................... $  5.1                  $  5.1    $  0.0
   Exchange rate....................    0.6
  Swap of Japanese yen
   Notional value...................                 $ 12.9  $ 12.9    $ (0.1)
   Exchange rate....................                  140.0
Interest rate swaps
  Related to U.S.$ leases, the
   Company pays fixed (9.9%)/
    receives variable (LIBOR + 0.70%)
   Notional value...................         $ 35.6          $ 35.6    $ (2.2)
  Related to 6.3% debentures, the
   Company pays variable
    (LIBOR + .3419%)/receives
     fixed (6.3%)
   Notional value...................                 $200.0  $200.0    $  0.5


FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash, short-term investment vehicles, short-term debt and long-term debt. In the aggregate, these instruments were carried at amounts approximating fair value at June 30, 1998 and 1997. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. See
Note 13 for the disclosure of fair value of long-term debt.

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

NOTE 10 - INCOME TAXES

Income taxes included in the Consolidated Statements of Operations were (in millions):


                                                    1998       1997     1996
                                                   --------   -------  -------
Continuing operations..........................    $ 18.4     $ 96.3   $ 84.3
Discontinued operations:
  Sale of catalysts and chemical additives
   division....................................      45.4
  Catalysts and chemical additives division
   operations..................................       5.3        6.0      5.7
  Divestiture of Fries & Fries, Inc............                158.9
  Fries & Fries, Inc. operations...............                  (.5)    10.8
  Sale of animal health segment................      (4.2)      21.9
  Animal health segment operations.............                 11.4     11.0
  Divestiture of feed ingredients business.....                          19.3
  Feed ingredients business operations.........                           2.2
  Other........................................      (8.4)      (1.4)   (10.3)
                                                   -------    -------  -------
  Total discontinued operations................      38.1      196.3     38.7
                                                   -------    -------  -------
Cumulative effect of accounting change.........      (4.1)
                                                   -------    -------  -------
                                                   $ 52.4     $292.6   $123.0
                                                   =======    =======  =======



The geographical sources of earnings (loss) from continuing operations before income taxes were (in millions):

                                     1998         1997      1996
                                    --------    -------    -------
U.S...........................      $(443.3)    $161.7     $123.0
Outside U.S...................        105.8      109.8      104.9
                                    --------    -------    -------
                                    $(337.5)    $271.5     $227.9
                                    ========    =======    =======

The components of the income tax provision charged to continuing operations follow (in millions):

                                     1998         1997      1996
                                    --------     -------   -------
Current:
  U.S. Federal................      $  53.3      $ 41.5    $ 26.1
  U.S. state and local........          4.4         7.0       4.1
  Outside U.S.................         29.5        26.3      27.5
                                    --------     ------    ------
                                       87.2        74.8      57.7
                                    --------     ------    ------

Deferred:
  U.S. Federal................        (87.5)        8.8      20.5
  U.S. state and local........         14.2         2.7       2.6
  Outside U.S.................          4.5        10.0       3.5
                                    --------     ------    ------
                                      (68.8)       21.5      26.6
                                    --------     ------    ------
                                     $ 18.4      $ 96.3    $ 84.3
                                    ========     ======    ======

The Company had the following deferred tax balances at June 30, 1998 and 1997 (in millions):

                                                 1998       1997
                                                -------    -------
Deferred tax assets:
  Restructuring accruals.....................   $ 16.2     $ 21.0
  Pensions and deferred compensation.........     20.2       15.4
  Net operating losses.......................     11.4        6.4
  Environmental accruals.....................     28.2       24.0
  Other, net.................................     44.1
                                                -------    -------
Gross deferred tax assets....................    120.1       66.8
  Valuation allowance........................    (30.4)     (22.8)
                                                -------    -------
Total deferred tax assets....................     89.7       44.0
                                                -------    -------
Deferred tax liabilities:
  Property, plant and equipment..............    133.9      126.6
  Receivables................................     18.8       47.8
  Intangible assets..........................    234.8       55.6
  Other, net.................................                25.3
                                                -------    -------
Total deferred tax liabilities...............    387.5      255.3
                                                -------    -------
Net deferred tax liabilities.................   $297.8     $211.3
                                                =======    =======

The tax benefit of the Company's net operating loss carryforwards of $11.4 million relates primarily to its non-U.S. operations, and $5.6 million of the tax benefit will expire in years 2000 through 2010. The remaining $5.8 million of the tax benefit relates to net operating loss carryforwards with indefinite carryforward periods.

Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were (in millions):

                                     1998         1997      1996
                                    --------    -------    -------
Computed tax at the U.S.
 Federal statutory rate..........   $(118.1)    $ 95.0     $ 79.8
State income taxes, net of
 Federal benefit.................      12.1        6.6        4.6
Effect of foreign operations.....     (14.4)     (15.8)     (11.6)
Purchase accounting                   145.6
Other items......................      (6.8)      10.5       11.5
                                    --------    -------    -------
Income tax provision.............   $  18.4     $ 96.3     $ 84.3
                                    ========    =======    =======

Effective tax rate                   (5.5)%      35.5%      37.0%

Undistributed earnings of certain subsidiaries outside the U.S. are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries, which aggregated $298.1 million at June 30, 1998.


NOTE 11 - ACCRUED LIABILITIES

AT JUNE 30, (in millions)                        1998       1997
                                                ------     ------
Compensation and benefits....................   $118.1     $ 98.0
Environmental liabilities....................     79.5       73.5
Other........................................    334.4      219.7
                                                ------     ------
                                                $532.0     $391.2
                                                ======     ======
NOTE 12 - LINES OF CREDIT

The Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.6 billion revolving credit facility expiring September 12, 2002. Under this facility, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at June 30, 1998. Commercial paper borrowings under this program were $285.8 million as of June 30, 1998.

Non-U.S. lines of credit totaling $141.9 million were also available, and borrowings under these lines amounted to $17.2 million at June 30, 1998. These non-U.S. lines are cancelable at any time.

NOTE 13 - DEBT

The components of short-term debt at June 30, 1998 and 1997 were (in millions):

                                                 1998       1997
                                                ------     ------
Notes payable................................   $303.4     $  5.6
Current maturities of long-term debt.........      8.0        6.0
                                                ------     ------
                                                $311.4      $11.6
                                                ======     ======

The components of long-term debt at June 30, 1998 and 1997 were (in millions):



                                   Fair Value              Carrying Amount
                                ----------------        --------------------
                                 1998     1997            1998        1997
                                -------  -------        --------    --------
9.875% debentures with
 initial payment of $.9
 million due 2002 and
 annual installments of
 $15.0 million beginning
 in 2003, with final
 payment in 2011..............  $150.9    $153.7        $135.1      $135.0
7% debentures due 2013........   104.1      98.3          98.7        98.7
6.75% notes due 2005..........   103.8     102.0          99.5        99.4
6.5% notes due 2007..........   102.0       98.6          98.8        98.6
6.3% debentures due 2011.....   204.6                    200.9
6% notes due 2003............   100.1       98.2          99.6        99.5
5.99% debentures due 2010....   205.0                    203.0
Other........................    16.9       19.1          16.9        19.1
                                                        ------      ------
                                                         952.5       550.3
Less current maturities......                              8.0         6.0
                                                        ------      ------
                                                        $944.5      $544.3
                                                        ======      ======


On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The Company completed the acquisition using cash and cash equivalents and borrowed approximately $1.1 billion under a $2.0 billion credit facility established in July 1997, and amended and restated in September 1997. The credit facility consisted of a $400 million term loan, which was repaid in March 1998, and a $1.6 billion five-year revolving credit facility. Under this facility, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at June 30, 1998.

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

Maturities of long-term debt for the next five years are: 1999-$8.0 million; 2000-$203.9 million; 2001-$201.7 million; 2002-$1.6 million;
and 2003-$118.3 million. The 9.875 percent debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

The weighted average interest rates on short-term borrowings at June 30, 1998 and 1997 were 5.8 percent and 4.5 percent, respectively.

NOTE 14 - PENSION AND INVESTMENT PLANS

The Company has defined benefit pension plans covering a majority of its U.S. employees. The majority of these plans provide for retirement benefits based on years of service and the level of compensation for the highest three to five years occurring generally within a period of up to 10 years prior to retirement. Contributions to the U.S. plans meet ERISA minimum funding requirements.

The components of net periodic defined benefit pension costs are as follows (in millions):

                                      1998       1997       1996
                                    --------    -------    -------
Service cost......................    $21.1      $24.1      $20.4
Interest cost on projected
 benefit obligation...............     34.8       35.8       35.3
Earnings on plan assets...........   (104.5)     (36.4)     (64.3)
Net amortization and deferral.....     71.0        7.1       35.4
Special termination benefits and
 curtailment gains/losses, net....      7.5        8.0        2.2
                                    --------    -------    -------
                                      $29.9      $38.6      $29.0
                                    ========    =======    =======

U.S. pension expense in 1998, 1997 and 1996 was $24.2 million, $34.4 million and $25.8 million, respectively.

Assumptions used in determining the actuarial present value of benefit obligations for U.S. pension plans follow:

                                      1998       1997       1996
                                    --------    -------    -------
Discount rate.....................     7.0%       8.0%       7.75%
Long-term rate of return
 on plan assets...................     9.5%       9.5%        9.0%
Compensation increase rate........     4.5%       5.0%        5.0%

The plans' assets primarily relate to U.S. plans and consist principally of corporate equities, U.S. government debt securities and units of participation in a collective short-term investment fund.

The Company also sponsors seven defined contribution investment plans for U.S. employees. Participation in these plans is voluntary. Substantially all U.S. employees are eligible to participate. Expenses related to the plans consist primarily of Company contributions, which are based on percentages of certain employee contributions, plus discretionary amounts determined on an annual basis. Defined contribution investment plan expense for 1998, 1997 and 1996 was $12.6 million, $12.5 million and $14.0 million, respectively.

The funded status of U.S. and significant non-U.S. defined benefit pension plans and amounts recognized in the Consolidated Balance
Sheets at June 30, 1998 and 1997 follow (in millions):




                                     1998                     1997
                           -----------------------   ------------------------
                           Plans with   Plans with   Plans with   Plans with
                           Assets in    Accumulated  Assets in    Accumulated
                           Excess of    Benefits     Excess of    Benefits
                           Accumulated  in Excess    Accumulated  in Excess
                           Benefits     of Assets    Benefits     of Assets
                           -----------  -----------  -----------  -----------
Assets at fair value......   $427.2       $  9.7        $356.9        $34.5
Actuarial present value
 of benefit obligation:
  Vested benefits.........    332.1         43.5         251.0         67.1
  Nonvested benefits......     33.0         10.4          39.3          5.9
                           -----------  -----------  -----------  -----------
  Accumulated benefit
   obligation.............    365.1         53.9         290.3         73.0
  Projected future
   salary increases.......     96.6         11.7          79.2         11.5
                           -----------  -----------  -----------  -----------
  Projected benefit
   obligation.............    461.7         65.6         369.5         84.5
                           -----------  -----------  -----------  -----------
Projected benefit
 obligation in excess
 of plan assets...........     34.5         55.9          12.6         50.0
Items not yet recognized
 in earnings:
  Unrecognized prior
   service cost...........     (5.4)        (2.9)         (0.3)        (8.9)
  Unrecognized net
   gain (loss)............      5.3         (1.0)          7.5          7.8
  Unamortized transition
   asset (liability)......      0.9         (3.7)          1.3         (5.6)
                           -----------  -----------  -----------  -----------
Accrued pension
 liability................   $ 35.3        $48.3        $ 21.1        $43.3
                           ===========  ===========  ===========  ===========


The pension and investment plan information presented above includes related amounts for the businesses sold in 1998, 1997 and 1996, except for 1997 pension expense, assets and liabilities of non-U.S. animal health segment pension plans that were assumed by the buyer. Mallinckrodt retained all pension assets and liabilities relating to the frozen pension benefits of U.S. employees of the businesses sold in 1998, 1997 and 1996.

NOTE 15 - POSTRETIREMENT BENEFITS

Mallinckrodt provides certain healthcare benefits for a majority of its U.S. salaried and hourly retired employees through various self-insured and fully-insured programs. Employees may become eligible for healthcare benefits if they retire after attaining specified age and service requirements while working for the Company.

The postretirement benefit information presented below includes related amounts for the businesses sold in 1998, 1997 and 1996, except for the accrued postretirement benefit cost of certain active animal health segment employees which was assumed by the buyer.

The components of periodic postretirement benefits costs are as follows (in millions):

                                      1998       1997       1996
                                     -------    -------    -------
Service cost for benefits
 earned during the year...........    $ 3.1      $ 5.2      $ 4.8
Interest cost on benefit
 obligation.......................     10.0       11.6       13.0
Amortization of unrecognized
 net (gain) loss and prior
 service cost.....................     (1.9)        .2
                                     -------    -------    -------
                                      $11.2      $17.0      $17.8
                                     =======    =======    =======

The following table presents the plans' funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheets at June 30, 1998 and 1997 (in millions):

                                                 1998       1997
                                                ------     ------
Accumulated postretirement
 benefit obligation (APBO):
  Retirees...................................   $ 85.5     $ 79.7
  Fully eligible active employees............     10.7       12.5
  Other active employees.....................     41.4       33.7
                                                ------     ------
Accumulated postretirement benefit
 obligation in excess of plan assets.........    137.6      125.9
Unrecognized net gain........................     16.2       18.1
Unrecognized prior service cost..............     15.4       17.9
                                                ------     ------
Accrued postretirement benefit cost..........   $169.2     $161.9
                                                ======     ======
The discount rates used in determining the APBO for 1998 and 1997 were 7.0 percent and 8.0 percent, respectively. Changes in plan provisions for both retirees and active employees reduced the APBO by $24.6 million in 1997.

The assumed medical plan cost trend rates used in measuring the APBO were 8.0 percent and 8.5 percent for 1998 and 1997, respectively, gradually declining to 4.75 percent in 2006 and thereafter. A one percentage point increase in the healthcare cost trend rate would increase the APBO for 1998 by $11.4 million and the aggregate service and interest cost by $1.2 million.

A $1.4 million curtailment gain relating to the sale of the catalyst business in the fourth quarter of 1998 was included in the gain on sale recorded in discontinued operations. A $1.3 million curtailment gain relating to the sale of the animal health segment was included in the loss on sale recorded in discontinued operations in 1997.

NOTE 16 - STOCK PLANS

The Company authorized a new non-qualified stock option plan in October 1997. This plan provides for granting stock options at prices not less than 100 percent of market price (as defined) at the date of grant. Options are exercisable over nine years beginning one year after the date of grant and are limited for the first and second year of eligibility to 33-1/3 percent and 66-2/3 percent, respectively. Options granted under previous non-qualified stock option plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility.

The pro forma information regarding net earnings and earnings per share required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         1998       1997       1996
                                        ------     ------     ------
Risk free interest rate.............     5.95%      6.32%      5.46%
Expected dividend yield of stock....     1.58%      1.53%      1.53%
Expected volatility of stock........     23.8%      25.4%      30.0%
Expected life of option (years).....      4.6        4.5        4.1

The weighted average fair values of options granted during 1998, 1997 and 1996 were $9.39, $11.09 and $10.06, respectively.

The estimated fair value of the options is amortized to expense over the options' vesting period. Because the SFAS 123 method of accounting has been applied only to grants after June 30, 1995, the following effects on net earnings and EPS may not be representative of the effects on reported net earnings for future years. The Company's pro forma information follows (in millions, except per share amounts):

                                      1998       1997       1996
                                    --------    -------    -------
Net earnings (loss):
  As reported.................      $(291.9)     $190.1    $211.9
  Pro forma...................       (302.8)      183.6     209.9
Earnings (loss) per share:
  As reported.................      $ (4.01)     $ 2.53    $ 2.77
  Pro forma...................        (4.16)       2.44      2.74

A summary of the Company's stock option activity and related information follows:

                                                  1998
                                      -----------------------------
                                        Number       Weighted Avg.
                                      of Options     Exercise Price
                                      ----------     --------------
Outstanding-beginning of year.......   5,821,316         $32.96
Granted.............................   2,601,227          35.68
Exercised...........................    (614,320)         29.40
Canceled............................    (589,997)         35.44
                                       ----------
Outstanding-end of year.............   7,218,226          34.04
                                       ==========
Exercisable at end of year..........   4,394,493          32.64
Reserved for future option grants...   2,768,000

                                                  1997
                                      -----------------------------
                                        Number       Weighted Avg.
                                      of Options     Exercise Price
                                      ----------    ---------------
Outstanding-beginning of year.......   6,262,753         $31.54
Granted.............................   1,118,170          38.54
Exercised...........................  (1,143,868)         29.60
Canceled............................    (415,739)         35.77
                                       ----------
Outstanding-end of year.............   5,821,316          32.96
                                       ==========
Exercisable at end of year..........   4,275,547          31.40
Reserved for future option grants...   1,939,615

                                                  1996
                                     ------------------------------
                                        Number       Weighted Avg.
                                      of Options     Exercise Price
                                      ----------    ---------------
Outstanding-beginning of year.......   6,126,649         $30.14
Granted.............................   1,449,622          34.97
Exercised...........................  (1,071,373)         27.75
Canceled............................    (242,145)         33.38
                                       ----------
Outstanding-end of year.............   6,262,753          31.54
                                       ==========
Exercisable at end of year..........   4,300,204          30.60
Reserved for future option grants...   2,642,164

Outstanding stock options will expire over a period ending no later than June 15, 2008. The average exercise price of outstanding stock options at June 30, 1998 was based on an aggregate exercise price of about $246 million. The weighted average remaining contractual life of outstanding stock options is 6.9 years. Further breakdown of outstanding stock options by price range follows:

                       Options Currently Outstanding
                -----------------------------------------------
                 Number        Weighted Avg.     Weighted Avg.
  Price Range    of Options    Exercise Price    Remaining Life
--------------  -----------    --------------    --------------
$13.06 - 29.98   1,396,566        $25.76              4.6
 30.13 - 34.79   1,152,298         33.85              6.6
 35.01 - 44.47   4,669,362         36.57              7.6

                     Options Exercisable
                 ----------------------------
                 Number        Weighted Avg.
  Price Range    of Options    Exercise Price
--------------  -----------    --------------
$13.06 - 29.98   1,346,766        $25.61
 30.13 - 34.79   1,152,298         33.85
 35.01 - 44.47   1,895,429         37.05

NOTE 17 - CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1998, of par value $100, 4 percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 a share. During the three years ended June 30, 1998, the number of issued and outstanding shares did not change. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during the three years ended June 30, 1998.

Each outstanding common share includes a non-voting common stock purchase right. If a person or group acquires or has the right to acquire 20 percent or more of the common stock or commences a tender offer for 30 percent or more of the common stock, the rights become exercisable by the holder, who may then purchase $320 worth of common stock for $160 unless, in lieu thereof, the Board of Directors causes the exchange of each outstanding right for one share of common stock (in either case, exclusive of the rights held by the acquiring person or group which are voided). In the event of a merger or sale of 50 percent or more of the Company's assets, the rights may in certain circumstances entitle the holder to purchase $320 worth of stock in the surviving entity for $160. The rights may be redeemed by the Board at a price of 5 cents per right at any time before they become exercisable and, unless exercised, they will expire February 28, 2006.

The Company has a long-term incentive award program for executive officers. There are 1,000,000 shares reserved for this plan.

Common shares reserved at June 30, 1998 consisted of the following:

Exercise of common stock purchase rights..................84,235,877
Exercise of stock options and granting of stock awards....11,061,226
                                                          ----------
                                                          95,297,103
                                                          ==========

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 36.8 million shares. Changes in the number of shares of common stock issued and in treasury were as follows:



                                          1998          1997          1996
                                       ----------    ----------    ----------
Common stock issued..............      87,116,289    87,116,289    87,116,289
Treasury common stock:
  Balance, beginning of year.....      14,843,847    12,835,721    10,365,203
  Stock options exercised........        (614,320)   (1,143,868)   (1,071,373)
  Purchased......................         241,753     3,654,995     3,540,018
  Issuance of stock related
   to an acquisition.............                      (503,001)
  Restricted stock awards........        (252,136)
  401(k) supermatch..............        (272,739)
  Directors' stock award plan....          (4,767)
  Cancellations of restricted
   shares........................                                       1,873
                                       ----------    ----------    ----------
  Balance, end of year                 13,941,638    14,843,847    12,835,721
                                       ----------    ----------    ----------
Common stock outstanding,
 end of year.....................      73,174,651    72,272,442    74,280,568
                                       ==========    ==========    ==========




NOTE 18 - BUSINESS SEGMENT

The Company operates globally primarily in one industry segment - healthcare. Healthcare develops, manufactures and markets healthcare products to hospitals, clinical laboratories, pharmaceutical manufacturers and other customers on a worldwide basis. The Company markets and distributes its products directly through its geographically organized sales force, through various group purchasing organizations, and through distributors in the U.S. and internationally. Healthcare consists of three businesses:
Respiratory, Imaging and Pharmaceuticals. The Respiratory business includes products for respiratory care, anesthesiology and blood analysis. Such products include oxygen monitoring, critical care ventilation, continuous core temperature monitoring systems, fluid warming and convective warm air temperature management systems, and airway management products. The Imaging business includes products used in radiology, cardiology and nuclear medicine. Principal products include iodinated contrast media (ionic and nonionic), ultrasound contrast agents and interventional catheters and related supplies, and radiopharmaceuticals used to provide images of numerous body organs' anatomy and function, and to diagnose and treat diseases. Pharmaceuticals products include analgesics such as acetaminophen (APAP); codeine salts, morphine and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other Pharmaceuticals products include laboratory and microelectronic chemicals; Toleron brand of ferrous fumarate which stimulates the formation of red blood cells; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceuticals and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products.

In July 1996, Mallinckrodt began supplying Premier, Inc. (Premier) with x-ray contrast media under a five-year contract. Subsequently, Mallinckrodt entered into sole-source agreements to supply Premier member hospitals with tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner, extending all supply agreements to seven years. Premier's 1,650 member hospitals are provided incentives to use Mallinckrodt products. For 1998 and 1997, net sales to hospitals under the Premier agreement represented approximately 13 percent and 9 percent of net sales, respectively. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 1998.

NOTE 19 - INTERNATIONAL OPERATIONS

Export sales to unaffiliated customers included in U.S. sales were (in millions):

                                      1998       1997       1996
                                    -------     ------     ------
Europe .....................        $ 36.4      $ 23.4     $ 24.9
Asia/Pacific................          67.2        52.6       46.8
Latin America...............          42.0        26.2       23.0
Canada......................           2.8         2.1        1.4
                                    -------     ------     ------
Total.......................        $148.4      $104.3     $ 96.1
                                    =======     ======     ======

Net sales, earnings (loss) from continuing operations before income taxes, and identifiable assets by geographic areas follow (in millions):



1998                 United             Asia/     Latin
                     States    Europe   Pacific   America   Canada     Total
                    --------   ------   -------   -------   ------    --------
Gross sales.......  $1,929.2   $607.1   $121.6    $41.3      $116.2   $2,815.4
Intercompany......     205.6    162.5      2.4     14.1        63.8      448.4
                    --------   ------   -------   -------   -------   --------
Net sales.........  $1,723.6   $444.6   $119.2    $27.2     $  52.4   $2,367.0
                    ========   ======   =======   =======   =======   ========

1997
Gross sales.......  $1,305.4   $473.8   $102.2    $37.7      $107.3   $2,026.4
Intercompany......     117.0    124.4      3.1     10.3        73.5      328.3
                    --------   ------   -------   -------    ------   --------
Net sales.........  $1,188.4   $349.4   $ 99.1    $27.4      $ 33.8   $1,698.1
                    ========   ======   =======   =======    ======   ========

1996
Gross sales.......  $1,187.8   $445.2   $107.4    $20.7      $ 86.3   $1,847.4
Intercompany......      87.4    102.8      1.8      2.6        55.9      250.5
                    --------   ------   ------    -------    ------   --------
Net sales.........  $1,100.4   $342.4   $105.6    $18.1      $ 30.4   $1,596.9
                    ========   ======   ======    =======    ======   ========

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

                                                   1998      1997       1996
                                                ---------   -------  ---------

United States................................    $(324.3)   $215.9     $215.9
Europe.......................................       96.9      84.9       94.4
Asia/Pacific.................................         .8       4.7        6.1
Latin America................................        4.0       4.8        2.7
Canada.......................................        6.4       8.0        6.1
Corporate....................................      (26.6)    (24.7)     (41.4)
Eliminations.................................       (7.7)      3.9       (4.3)
                                                ---------   -------  ---------
Operating earnings (loss)....................     (250.5)    297.5      279.5
Interest income and other nonoperating
 income (expense), net.......................       14.8      22.0        (.3)
Interest expense.............................     (101.8)    (48.0)     (51.3)
                                                ---------   -------  ---------
Consolidated.................................    $(337.5)   $271.5     $227.9
                                                =========   =======  =========

ASSETS
United States................................   $2,874.9   $1,245.5  $1,228.7
Europe.......................................      539.9      480.0     518.0
Asia/Pacific.................................       58.9       45.3      59.8
Latin America................................       36.1       33.7      23.4
Canada.......................................       60.6       42.0      51.8
Corporate....................................      198.0    1,004.1     531.9
Discontinued operations......................       17.2      124.8     604.0
                                                ---------  --------  ---------
Consolidated.................................   $3,785.6   $2,975.4  $3,017.6
                                                =========  ========  =========



Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers. All such transfers are fully eliminated.

Net foreign exchange translation gains or losses from businesses in hyperinflationary economies were not material in 1998, 1997 and 1996, and have been included in other operating income, net in the Consolidated Statements of Operations.

NOTE 20 - COMMITMENTS

The Company leases office space, data processing equipment, land, buildings, and machinery and equipment. Rent expense for continuing operations in 1998, 1997 and 1996 related to operating leases was $31.5 million, $20.2 million and $22.4 million, respectively.

Minimum rent commitments for continuing operations at June 30, 1998 under operating leases with an initial or remaining noncancelable period exceeding one year follow:

                                                    After
(In millions)    1999     2000     2001     2002     2003     2003     Total
                ------   ------   ------   ------   ------   ------   -------
                $22.4    $16.6    $13.7    $10.6    $9.8     $45.4    $118.5


NOTE 21 - CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced a patent infringement litigation against Mallinckrodt Inc. and its wholly owned subsidiary, Mallinckrodt Medical, Inc. (collectively, the Company) in the U.S. District Court for the District of Minnesota. Specifically, Augustine alleged that the Company's sale of all five models of its convective warming blankets infringes certain claims of one or more of its patents. The Company filed counterclaims against Augustine in connection with the above actions alleging unfair competition, antitrust violations, and invalidity of the asserted patents, among other things.

The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is probable that the jury verdict and the trial court injunction will be overturned on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, the total liability would approximate $22.4 million at June 30, 1998. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable.

In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at June 30, 1998 and 1997, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

At June 30, 1998 and 1997, the Company had accruals, included in current accrued liabilities and other noncurrent liabilities and deferred credits, of $126.2 million and $115.7 million, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that meet the policy set forth above. Based upon currently available information, the Company has concluded that it is not reasonably possible at this time that additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.


QUARTERLY RESULTS
(In millions, except per share amounts)

FISCAL 1998
                                       Quarter (Unaudited)
                             -------------------------------------
                               First    Second    Third    Fourth      Year
                             --------  --------  -------  --------   ---------
Net sales..................  $ 454.6    $607.3   $649.8    $655.3    $2,367.0
Gross margins..............    178.8     211.5    305.2     302.7       998.2
Earnings (loss) from
 continuing operations.....   (380.7)    (18.6)    32.7      10.7      (355.9)
Discontinued operations....               14.5     (4.0)     61.9        72.4
Cumulative effect of
 accounting change.........     (8.4)                                    (8.4)
                             --------  --------  -------  --------   ---------
Net earnings (loss)........   (389.1)     (4.1)    28.7      72.6      (291.9)
Preferred stock dividends..      (.1)      (.1)     (.1)      (.1)        (.4)
                             --------  --------  -------  --------   ---------
Available for common
 shareholders..............  $(389.2)   $ (4.2)  $ 28.6    $ 72.5    $ (292.3)
                             ========  ========  =======  ========   =========
Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations...  $ (5.26)   $ (.26)  $  .45    $  .14    $  (4.89)
  Discontinued operations..                .20     (.06)      .85         .99
  Cumulative effect of
   accounting change.......     (.11)                                    (.11)
                             --------  --------  -------  --------   ---------
  Net earnings (loss)......  $ (5.37)   $ (.06)  $  .39    $  .99    $  (4.01)
                             ========  ========  =======  ========   =========
Earnings per common share -
 assuming dilution:
  Earnings (loss) from
   continuing operations...  $ (5.26)   $ (.26)  $  .44    $  .14    $  (4.89)
  Discontinued operations..                .20     (.05)      .85         .99
  Cumulative effect
   of accounting change....     (.11)                                    (.11)
                             --------  --------  -------  --------   ---------
  Net earnings (loss)......  $ (5.37)   $ (.06)  $  .39    $  .99    $  (4.01)
                             ========  ========  =======  ========   =========

On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Approximately $398.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during the first quarter of 1998. Of the total charge of $398.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. After-tax charges to the Respiratory Group, which are included in earnings
(loss) from continuing operations, were $11.5 million and $34.6 million for the first and second quarters, respectively. After-tax charges to discontinued operations related to the Aero Systems division were $.2 million and $.4 million for the first and second quarters, respectively.

Costs of exiting certain activities related to Mallinckrodt operations plus integration costs of the combined Mallinckrodt and Nellcor operations were $68.6 million, $46.4 million net of taxes. The after-tax charge increased the loss from continuing operations in the second quarter by $4.3 million, and reduced earnings from continuing operations by $8.3 million and $33.8 million in the third and fourth quarters, respectively. See the Acquisitions section of
Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

The Company sold certain chemical additive product lines in the second quarter of 1998, and recorded a gain on sale, net of taxes, of $8.7 million. In the fourth quarter, the Company sold its catalyst business and Aero Systems division. The catalyst sale resulted in a gain, net of taxes, of $60.2 million. No gain or loss was recognized on sale of the Aero Systems division. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The net gain on sale of these businesses and their results of operations were accounted for as discontinued operations and, accordingly, prior year results have been restated. See the Discontinued Operations section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

In the fourth quarter of 1998, the Company elected to early adopt the provisions of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), in its financial statements for the year ended June 30, 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997. The approximate effect of the accounting change for each quarter of the year ended June 30, 1998 was to increase the net loss $7.7 million or 11 cents per share in the quarter ended September 30, 1997; reduce the net loss $.6 million or 1 cent per share in the quarter ended December 31, 1997; increase net earnings $.6 million or 1 cent per share in the quarter ended March 31, 1998; and increase net earnings $.4 million or 1 cent per share in the quarter ended June 30, 1998.

Net earnings per share for the four quarters of 1998 were less than full year per share results by four cents due to increases in common shares outstanding during 1998.

(In millions, except per share amounts)


FISCAL 1997
                                      Quarter (Unaudited)
                             -------------------------------------
                                First    Second    Third    Fourth      Year
                             --------  --------  -------  --------   ---------
Net sales..................   $404.6    $414.3   $429.6    $449.6    $1,698.1
Gross margins..............    191.5     195.5    199.2     214.0       800.2
Earnings from
 continuing operations.....     35.5      37.8     46.2      55.7       175.2
Discontinued operations....      (.1)      5.7      2.4       6.9        14.9
                             --------  --------  -------  --------   ---------
Net earnings...............     35.4      43.5     48.6      62.6       190.1
Preferred stock dividends..      (.1)      (.1)     (.1)      (.1)        (.4)
                             --------  --------  -------  --------   ---------
Available for common
 shareholders..............   $ 35.3    $ 43.4   $ 48.5    $ 62.5    $  189.7
                             ========  ========  =======  ========   =========
Basic earnings per common
 share:
  Earnings from continuing
   operations..............   $  .48    $  .51   $  .63    $  .76    $   2.37
  Discontinued operations..                .08      .03        09         .20
                             --------  --------  -------  --------   ---------
  Net earnings.............   $ . 48    $  .59   $  .66    $  .85    $   2.57
                             ========  ========  =======  ========   =========
Earnings per common share -
 assuming dilution:
  Earnings from continuing
   operations..............   $  .47    $  .50   $  .61    $  .75    $   2.33
  Discontinued operations..                .07      .04       .09         .20
                             --------  --------  -------  --------   ---------
  Net earnings.............   $  .47    $  .57   $  .65    $  .84    $   2.53
                             ========  ========  =======  ========   =========


During 1998, the Company sold, or committed to sell, its catalysts and chemical additives division. The results of operations for this division were reclassified to discontinued operations in the fourth quarter of 1998 and, accordingly, results of operations for 1997 were also reclassified. See the Discontinued Operations section of
Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's interest in Tastemaker, the flavors joint venture. The Company recorded a net after-tax gain of $270.6 million on the divestiture. Results for the third quarter also included an estimated net after-tax loss of $275.3 million related to the planned sale of the animal health segment. On June 30, 1997, the sale of the animal health segment was completed and the net after-tax loss was adjusted to $269.4 million. The net gain on disposal of these businesses and their results of operations were accounted for as discontinued operations. See the Discontinued Operations section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

Earnings from continuing operations for the first quarter included a one-time research and development charge of $6.0 million, $3.8 million after taxes, or 5 cents per share, resulting from a strategic alliance to develop new magnetic resonance imaging technology.

Basic net earnings per share for the four quarters of 1997 were more than full year per share results by one cent due to decreases in common shares outstanding during 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the Registrant, see pages 2 through 5, and 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998. For information concerning executive officers of the Registrant, see Part I Item 4 of this report and page 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning executive compensation, see pages 6 and 7, 10 and 11, and 14 through 23, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 8 and 9, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see page 7, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and
       Exhibits

(1)(2) See index on page 65 for a listing of financial statements and financial statement schedules filed with this report.

(3)    Exhibits filed with this report.

Exhibit
Number                          Description
-------   -----------------------------------------------------------
2.1       Agreement dated February 4, 1997 among Mallinckrodt,
          Hercules Incorporated, Roche Holdings, Inc. and Givaudan-Roure (International) SA (incorporated herein by reference to Exhibit 2.1 to Form 8-K, dated March 31, 1997)

2.2 First Amendment to Agreement dated March 28, 1997 among Mallinckrodt, Hercules Incorporated, Roche Holdings, Inc. and Givaudan-Roure (International) SA (incorporated herein by reference to Exhibit 2.2 to Form 8-K, dated March 31,
          1997)

2.3       Contribution Agreement dated February 4, 1997 among
          Mallinckrodt, Roche Holdings, Inc. and Givaudan-Roure
          (United States) Inc. (incorporated herein by reference to Exhibit 2.3 to Form 8-K, dated March 31, 1997)

2.4       Stock Purchase Agreement, dated May 19, 1997, among
          Mallinckrodt Inc., Mallinckrodt Veterinary, Inc.,
          Mallinckrodt Veterinary International, Inc. and Schering-Plough Corporation (incorporated herein by reference to Exhibit 2.1 to Form 8-K, dated June 30, 1997)

2.5 Amendment No. 1 dated June 30, 1997 to the Stock Purchase Agreement among Mallinckrodt Inc., Mallinckrodt Veterinary, Inc., Mallinckrodt Veterinary International, Inc. and Schering-Plough Corporation, which amendment was also executed for certain purposes by Mallinckrodt Veterinary Holdings, Inc. (incorporated herein by reference to Exhibit
          2.2 to Form 8-K, dated June 30, 1997)

2.6 Agreement and Plan of Merger, dated as of July 23, 1997, among Nellcor Puritan Bennett Incorporated ("Nellcor"), Mallinckrodt Inc. and NPB Acquisition Corp. (incorporated herein by reference to Nellcor's Current Report on Form 8-K (File No. 0-14980) filed on August 5, 1997)

3.1(a) Restated Certificate of Incorporation of Mallinckrodt, dated June 22, 1994 (incorporated herein by reference to Exhibit 3.1 to 1994 Form 10-K)

3.1(b) Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 16, 1996
          (incorporated herein by reference to Exhibit 3.3 to September 30, 1996 Form 10-Q)

3.2 By-Laws of Mallinckrodt as amended through April 15, 1992 (filed with this electronic submission)

4.1 Form 8-A Registration Statement under Section 12 of the Securities Exchange Act of 1934, dated April 10, 1987 defining the rights of holders of Mallinckrodt's 4% Cumulative Preferred Stock and Common Stock (incorporated herein by reference to Exhibit 4.6 to 1989 Form 10-K, Commission File No. 1-483)

4.2(a) Amended and Restated Rights Agreement dated as of February 19, 1996, between the Company and The First National Bank of Chicago, as Rights Agent (incorporated herein by reference to Exhibit 2 to Amendment to Registration Statement on Form 8-A/A dated February 26,
          1996)

4.2(b) First Amendment, dated as of August 11, 1998, between the Company and The First National Bank of Chicago, as Rights Agent (incorporated herein by reference to Exhibit 1 to Amendment to Registration Statement on Form 8-A/A dated September 2, 1998)

4.3 Indenture dated as of March 15, 1985, as amended and restated as of February 15, 1995, between Mallinckrodt and First Trust of New York, National Association (incorporated herein by reference to Exhibit 4.1 to Form S-3 Registration Statement No. 33-57821)

4.4 The Company hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis

10.1      Form of Executive Life Insurance Plan Participation
          Agreement, as entered into with the Company's executive officers and certain other key employees (1) (incorporated herein by reference to Exhibit 10.24 to 1996 Form 10-K)

10.2 Restated Mallinckrodt Executive Long-Term Disability Plan effective January 1, 1987 (1) (incorporated herein by reference to Exhibit 10.3 to 1989 Form 10-K, Commission
          File No. 1-483)

10.3(a)   Supplemental Benefit Plan for Participants in the
          Mallinckrodt Retirement Plan as amended and restated effective January 1, 1980 (1) (incorporated herein by reference to Exhibit 10.6(a) to 1989 Form 10-K, Commission File No. 1-483)

10.3(b) Amendment No. 1 dated June 20, 1989 to Supplemental Benefit Plan for Participants in the Retirement Plan for Salaried Employees of Mallinckrodt (1) (incorporated herein by reference to Exhibit 10.6(b) to 1989 Form 10-K, Commission File No. 1-483)

10.3(c)   Amendment No. 2 dated April 20, 1990 to Supplemental
          Benefit Plan for Participants in the Mallinckrodt
          Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1990 Form 10-K, Commission File
          No. 1-483)
10.4(a) Mallinckrodt Supplemental Executive Retirement Plan restated effective April 19, 1988 (1) (incorporated herein by reference to Exhibit 10.7(a) to 1989 Form 10-K,
          Commission File No. 1-483)

10.4(b) Amendment No. 1 effective December 6, 1989, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.7(c) to 1990 Form 10-K, Commission File No. 1-483)

10.4(c) Amendment No. 2 effective April 19, 1996, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1996 Form 10-K)

10.5      Supplemental Executive Retirement and Supplemental Life
          Plan of Mallinckrodt Inc. effective July 15, 1984 (1)
          (incorporated herein by reference to Exhibit 10.20 to 1989 Form 10-K, Commission File No. 1-483)

10.6(a) Mallinckrodt Management Incentive Compensation Program as amended and restated effective July 1, 1991 (1)
          (incorporated herein by reference to Exhibit 10.9(b) to 1991 Form 10-K, Commission File No. 1-483)

10.6(b) Amendment No. 1 to the Management Incentive Compensation Plan, effective April 19, 1996 (1) (incorporated herein by reference to Exhibit 10.7(b) to 1996 Form 10-K)

10.7(a) Mallinckrodt 1973 Stock Option and Award Plan as amended effective February 21, 1990 (1) (incorporated herein by reference to Post-Effective Amendment No. 1 to Form S-8
          Registration Statement No. 33-32109)

10.7(b) Amendment No. 1 to the Mallinckrodt 1973 Stock Option and Award Plan dated June 19, 1991 (1) (incorporated herein by reference to Form S-8 Registration Statement No. 33-43925)

10.8(a)   Mallinckrodt 1981 Stock Option Plan as amended through
          April 19, 1988 (1) (incorporated herein by reference to
          Post-Effective Amendment No. 3 to Form S-8 Registration
          Statement No. 2-80553)

10.8(b)   Amendment to the 1981 Stock Option Plan effective
          February 15, 1989 (1) (incorporated herein by reference to
          Exhibit 10.12(b) to 1989 Form 10-K, Commission File
          No. 1-483)

10.8(c) Amendment to the 1981 Stock Option Plan effective June 19, 1991 (1) (incorporated herein by reference to Exhibit
          10.12(c) to 1991 Form 10-K, Commission File No. 1-483)

10.9(a) Long-Term Incentive Compensation Plan, effective July 1, 1994 (1) (incorporated herein by reference to Exhibit 10.30 to 1994 Form 10-K)

10.9(b)   Amendment No. 1 to Long-Term Incentive Plan, effective
          April 16, 1997 (1) (incorporated herein by reference to
          Exhibit 10.9(b) to 1997 Form 10-K)

10.10(a) Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit 10.30 to 1988 Form 10-K, Commission File No. 1-483)

10.10(b) Amendments to Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit 10.12(b) to 1996 Form 10-K)

10.11     Agreement of Trust dated August 16, 1996, between
          Mallinckrodt and Wachovia Bank of North Carolina, N.A., incident to the program described in Exhibits 10.10(a) and 10.10(b) (1) (incorporated herein by reference to Exhibit
          10.13 to 1996 Form 10-K)

10.12(a) Corporate Staff Employee Severance and Benefit Assurance Policy (1) (incorporated herein by reference to Exhibit
          10.33 to 1988 Form 10-K, Commission File No. 1-483)

10.12(b)  Mallinckrodt Inc. Corporate Staff Change in Control
          Severance Plan (1) (incorporated herein by reference to Exhibit 10.14(b) to 1996 Form 10-K)

10.13 Form of Severance Agreement referenced in Exhibit 10.10(b), as entered into with the Company's executive officers and certain other key employees (1) (incorporated herein by reference to Exhibit 10.23 to 1996 Form 10-K)

10.14(a)  Executive Incentive Compensation Agreement with Paul D.
          Cottone dated as of October 24, 1996 (1) (incorporated herein by reference to Exhibit 10.25 to March 31, 1997
          Form 10-Q)

10.14(b) Severance and Separation Agreement with Paul D. Cottone dated as of October 24, 1996 (1) (incorporated herein by reference to Exhibit 10.26 to March 31, 1997 Form 10-Q)

10.15(a) Agreement effective June 30, 1997 with Robert G. Moussa (1) (incorporated herein by reference to Exhibit 10.15(a) to 1997 Form 10-K)

10.15(b) Consulting Agreement effective July 1, 1997 with Robert G. Moussa (1) (incorporated herein by reference to Exhibit
          10.15(b) to 1997 Form 10-K)

10.16 Mallinckrodt Directors Retirement Services Plan as amended and restated effective April 21, 1993 (1) (incorporated herein by reference to Exhibit 10.10 to 1993 Form 10-K)

10.17     Mallinckrodt Directors' Stock Option Plan effective
          October 17, 1990 (1) (incorporated herein by reference to
          Exhibit 4(a) to Form S-8 Registration Statement No.
          33-40246)

10.18(a) Consulting Agreement with Ronald G. Evens, M.D., for the period from January 1, 1987, through December 31, 1989; extended for the calendar years 1990, 1991 and 1992 (1) (incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to 1992 Form 10-K, Commission File
          No. 1-483)

10.18(b) Amendment dated December 17, 1992 to Consulting Agreement with Ronald G. Evens, M.D. (1) (incorporated herein by reference to Exhibit 10.26(b) to 1993 Form 10-K)

10.18(c) Amendment dated January 7, 1994 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through
          December 31, 1994 (1) (incorporated herein by reference to
          Exhibit 10.9 to December 31, 1994 Form 10-Q)

10.18(d) Amendment dated February 1, 1995 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through
          December 31, 1995 (1) (incorporated herein by reference to
          Exhibit 10.10 to December 31, 1994 Form 10-Q)

10.18(e) Amendment dated January 10, 1996 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through
          December 31, 1996 (1) (incorporated herein by reference to
          Exhibit 10.2 to December 31, 1995 Form 10-Q)

10.18(f) Amendment dated February 20, 1997 to Consulting Agreement with Ronald G. Evens, M.D., extending Agreement through
           December 31, 1997 (1) (incorporated herein by reference to
           Exhibit 10.17(f) to March 31, 1997 Form 10-Q)

10.19(a) Deferral Election Plan for Non-Employee Directors, effective June 30, 1994 (1) (incorporated herein by reference to Exhibit 10.29 to 1994 Form 10-K)

10.19(b)  Amendment of Deferral Election Plan for Non-Employee
          Directors, effective February 15, 1995 (1) (incorporated herein by reference to Exhibit 10.22(b) to 1995 Form 10-K)

10.20 Directors Stock Award Plan of Mallinckrodt Inc., effective October 15, 1997 (1) (incorporated herein by reference to Appendix A to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.21 The Mallinckrodt Inc. Equity Incentive Plan, effective April 16, 1997 (1) (incorporated herein by reference to Appendix B to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.22 Employment Agreement dated September 5, 1997 between the Company and C. Raymond Larkin (1) (filed with this electronic submission)

10.23     Terms of Separation dated December 15, 1997 between the
          Company and C. Raymond Larkin (1) (filed with this electronic submission)

10.24(a) Credit Agreement dated May 22, 1996, among Mallinckrodt and Morgan Guaranty Trust Company of New York, as
          Administrative Agent and Citibank, N.A., as Documentation Agent ($550 million facility) (incorporated herein by reference to Exhibit 10.18 to 1996 Form 10-K)

10.24(b)  Amendment No. 1 to Credit Agreement, dated as of
          January 24, 1997 among Mallinckrodt, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and Citibank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.18-A to March 31, 1997 Form 10-Q)

10.25(a) Credit Agreement dated May 22, 1996 among Fries & Fries, Inc. with Mallinckrodt and Morgan Guaranty Trust Company of New York, as Administrative Agent and Co-Agent and
          Citibank, N.A., as Documentation Agent ($600 million facility) (incorporated herein by reference to Exhibit
          10.19 to 1996 Form 10-K)

10.25(b)  Amendment No. 1 to Credit Agreement, dated as of
          January 24, 1997 among Fries & Fries, Inc. as Borrower, Mallinckrodt as Guarantor, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and Citibank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.19-A to March 31,1997 Form 10-Q)

10.25(c) Consent and Waiver dated as of March 21, 1997, to the Credit Agreement dated as of May 22, 1996, among Fries & Fries, Inc. as Borrower, Mallinckrodt as Guarantor, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Citibank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.19-B to March 31, 1997 Form 10-Q)

10.26(a)  Credit Agreement dated as of January 24, 1997, among
          Tastemaker as Borrower, Fries & Fries, Inc. and
          Mallinckrodt as Guarantors, the Banks listed therein, Morgan Guaranty Trust Company of New York, as
          Administrative Agent, and Citibank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.27(a) to March 31, 1997 Form 10-Q)

10.26(b)  Agreement dated as of March 21, 1997, comprising, inter
                                                            -----
          alia, an Amendment and Waiver to the Credit Agreement dated
          ----
          as of January 24, 1997 among Tastemaker as Borrower, Fries & Fries, Inc. and Mallinckrodt as Guarantors, the Banks listed therein, Morgan Guaranty Trust Company of New York as Administrative Agent, and Citibank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.27(b) to March 31,1997 Form 10-Q)

10.27     Amended and Restated Credit Agreement dated as of
          September 12, 1997, among Mallinckrodt, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administration Agent, Goldman Sachs Credit Partners L.P. and Citibank, N.A. as Co-Syndication Agents, and Citibank, N.A., Goldman Sachs Credit Partners L.P., and NationsBank, N.A., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.24 to September 30, 1997 Form 10-Q)

10.28 Offering Memorandum by J.P. Morgan for sale of the commercial paper (CP) notes of Mallinckrodt. The CP program is backed by the credit agreement filed as Exhibit
          10.27 (incorporated herein by reference to Exhibit 10.29 to 1993 Form 10-K)

21 Subsidiaries of the Registrant (filed with this electronic submission)

23.1 Consent of Ernst & Young LLP (filed with this electronic submission)

27(a) Financial data schedule for the year ended June 30, 1998 (filed with this electronic submission)

27(b) Financial data schedule for the year ended June 30, 1997 (filed with this electronic submission)

27(c) Financial data schedule for the year ended June 30, 1996 (filed with this electronic submission)

-------------------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)       Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

- Report dated April 22, 1998 under Item 5 regarding near-term outlook in conjunction with third quarter earnings report.

- Report dated May 6, 1998 under Item 5 regarding completion of the sale of the catalyst business.

- Report dated May 26, 1998 under Item 5 regarding European approval of OPTISON*.

- Amended report dated June 17, 1998 under Item 5 regarding presentation of Nellcor Puritan Bennett Incorporated financial statements for the three years ended July 7, 1996 and for the three months and nine months ended April 6, 1997 and March 31, 1996 and pro forma statement of operations and balance sheet for the combined results of Mallinckrodt Inc. and Nellcor Puritan Bennett Incorporated.

- Amended report dated June 17, 1998 under Item 5 to provide pro forma statement of operations of the combined results of Mallinckrodt Inc. and Nellcor Puritan Bennett Incorporated for the six months ended December 31, 1997.

- Amended report dated June 17, 1998 under Item 5 regarding presentation of consolidated financial statements for Nellcor
    Puritan Bennett Incorporated for the periods ended July 6, 1997 and July 7, 1996.

- Report dated June 19, 1998 under Item 5 regarding announcement of the new president of Respiratory Group.

- Report dated June 25, 1998 under Item 5 regarding expectations for fiscal year l999.

- Report dated July 6, 1998 under Item 5 regarding the closure of Nellcor Puritan Bennett Incorporated facilities in Lenexa,
    Kansas.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page
                                                              ------
Consolidated Balance Sheets at June 30, 1998 and 1997.....      35
For the years ended June 30, 1998, 1997 and 1996:
  Consolidated Statements of Operations...................      34
  Consolidated Statements of Cash Flows...................      36
  Consolidated Statements of Changes in
   Shareholders' Equity...................................      37
  Notes to Consolidated Financial Statements..............    38-56
  Quarterly Results.......................................    57-58

-----------

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


     Mallinckrodt  Inc.
----------------------------
         Registrant

By:      MICHAEL A. ROCCA          By:      DOUGLAS A. MCKINNEY
   -------------------------          --------------------------
         Michael A. Rocca                   Douglas A. McKinney
   Senior Vice President and          Vice President and Controller
   Chief Financial Officer

Date:  September 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                     Date
---------                  -----                     ----

C. RAY HOLMAN       Chief Executive Officer        September 22, 1998
----------------         and Director
C. Ray Holman


MACK G.NICHOLS      President, Chief Operating     September 22, 1998
----------------     Officer and Director
Mack G. Nichols


MICHAEL A. ROCCA    Senior Vice President and      September 22, 1998
------------------   Chief Financial Officer
Michael A. Rocca


DOUGLAS A. MCKINNEY Vice President and Controller  September 22, 1998
-------------------   (Chief Accounting Officer)
Douglas A. McKinney


RAYMOND F. BENTELE             Director            September 22, 1998
-------------------
Raymond F. Bentele


GARETH C. C. CHANG             Director            September 22, 1998
-------------------
Gareth C. C. Chang


WILLIAM L. DAVIS               Director            September 22, 1998
-------------------
William L. Davis


RONALD G. EVENS                Director            September 22, 1998
-------------------
Ronald G. Evens


ROBERTA S. KARMEL              Director            September 22, 1998
-------------------
Roberta S. Karmel


CLAUDINE B. MALONE             Director            September 22, 1998
-------------------
Claudine B. Malone


BRIAN M. RUSHTON               Director            September 22, 1998
-------------------
Brian M. Rushton


DANIEL R. TOLL                 Director            September 22, 1998
-------------------
Daniel R. Toll


ANTHONY VISCUSI
-------------------
Anthony Viscusi                Director            September 22, 1998