Form 10-Q
period 1998-09-30
MALLINCKRODT INC /MO
filed 1998-11-10
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR
         X    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                    Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 71,341,966 shares excluding 15,774,323 treasury shares as of October 31, 1998.

(*) Indicates registered trademark

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's 1998 Annual Report to Shareholders, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             1998           1997
                                          ---------      ---------

Net sales                                  $ 591.2        $ 454.6

Operating costs and expenses:
  Cost of goods sold                         318.3          275.8
  Selling, administrative and
   general expenses                          171.7          118.8
  Purchased research and development                        396.3
  Research and development expenses           33.9           27.7
  Other operating income, net                                (1.5)
                                           ---------      ---------

Total operating costs and expenses           523.9          817.1
                                           ---------      ---------

Operating earnings (loss)                     67.3         (362.5)
Interest and other nonoperating
 income, net                                    .9            9.2
Interest expense                             (20.6)         (18.3)
                                          ---------      ---------

Earnings (loss) from continuing
 operations before income taxes               47.6         (371.6)
Income tax provision                          15.2            9.1
                                          ---------      ---------

Earnings (loss) from continuing
 operations                                   32.4         (380.7)
Discontinued operations                       22.6
                                          ---------      ---------

Earnings (loss) before cumulative
 effect of accounting change                  55.0         (380.7)
Cumulative effect of accounting change                       (8.4)
                                          ---------      ---------

Net earnings (loss)                           55.0         (389.1)
Preferred stock dividends                      (.1)           (.1)
                                          ---------      ---------
Available for common shareholders          $  54.9        $(389.2)
                                          =========      =========

Basic earnings per common share:
  Earnings (loss) from continuing
   operations                              $   .44        $ (5.26)
  Discontinued operations                      .31
  Cumulative effect of accounting
   change                                                    (.11)
                                          ---------      ---------
  Net earnings (loss)                      $   .75        $ (5.37)
                                          =========      =========
Diluted earnings per common share:
  Earnings (loss) from continuing
   operations                              $   .44        $ (5.26)
  Discontinued operations                      .31
  Cumulative effect of accounting
   change                                                    (.11)
                                          ---------      ---------
  Net earnings (loss)                      $   .75        $ (5.37)
                                          =========      =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                         September 30,     June 30,
                                             1998            1998
                                         -------------   -----------

ASSETS
Current assets:
  Cash and cash equivalents                $  58.1        $  55.5
  Trade receivables, less allowances
   of $18.3 at September 30 and
   $16.7 at June 30                          452.1          486.3
  Inventories                                505.6          470.0
  Deferred income taxes                      108.9           95.2
  Other current assets                        69.3           61.5
  Net current assets of discontinued
   operations                                                 4.8
                                          ---------      ---------
Total current assets                       1,194.0        1,173.3

Investments and other noncurrent
 assets, less allowances of
 $6.2 at September 30 and
 $5.8 at June 30                             154.7          154.5
Property, plant and equipment, net           903.3          894.9
Goodwill, net                                893.5          899.5
Technology, net                              351.1          364.3
Other intangible assets, net                 284.5          282.1
Net noncurrent assets of discontinued
 operations                                                  12.4
Deferred income taxes                          4.8            4.6
                                          ---------      ---------
Total assets                              $3,785.9       $3,785.6
                                          =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                          $ 373.1       $  311.4
  Accounts payable                           181.1          215.0
  Accrued liabilities                        468.9          532.0
  Income taxes payable                       114.5          122.3
  Deferred income taxes                        4.0            1.4
                                          ---------      ---------
Total current liabilities                  1,141.6        1,182.1

Long-term debt, less current maturities      944.4          944.5
Deferred income taxes                        401.8          396.2
Postretirement benefits                      170.8          169.2
Other noncurrent liabilities and
 deferred credits                            183.2          175.2
                                          ---------      ---------
Total liabilities                          2,841.8        2,867.2
                                          ---------      ---------
Shareholders' equity:
  4 Percent cumulative preferred stock        11.0           11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares                                     87.1           87.1
  Capital in excess of par value             314.9          315.2
  Reinvested earnings                        995.2          952.2
  Accumulated other comprehensive expense    (53.7)         (72.6)
  Treasury stock, at cost                   (410.4)        (374.5)
                                          ---------      ---------
Total shareholders' equity                   944.1          918.4
                                          ---------      ---------
Total liabilities and shareholders'
 equity                                   $3,785.9       $3,785.6
                                          =========      =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             1998           1997
                                          ---------      ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)                       $   55.0       $ (389.1)
Adjustments to reconcile net earnings
 (loss) to net cash provided (used)
 by operating activities:
  Depreciation                                28.8           25.5
  Amortization                                20.2           12.4
  Postretirement benefits                      1.7            3.3
  (Gains)/losses on asset disposals          (37.4)            .1
  Deferred income taxes                       (7.4)          (8.7)
  Write-off of purchased research and
   development                                              398.3
  Sale of inventory stepped up to fair
   value at acquisition                                      18.8
  Write-off of pre-operating costs                           12.5
                                          ---------      ---------
                                              60.9           73.1
  Changes in operating assets and
   liabilities:
    Trade receivables                         41.5           33.8
    Inventories                              (33.5)         (17.4)
    Other current assets                       (.8)          43.0
    Accounts payable, accrued
     liabilities and income taxes
     payable, net                           (112.1)        (152.9)
    Other noncurrent liabilities and
     deferred credits                          6.0           18.4
    Other, net                                 6.7            2.0
                                          ---------      ---------
Net cash provided (used) by operating
 activities                                  (31.3)            .0
                                          ---------      ---------

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                         (27.3)         (30.3)
Acquisition spending                                     (1,734.6)
Proceeds from asset disposals                 55.1            1.3
                                          ---------      ---------
Net cash provided (used) by investing
 activities                                   27.8       (1,763.6)
                                          ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
Increase in short-term debt                   60.5        1,091.8
Proceeds from long-term debt                    .2             .4
Payments on long-term debt                     (.4)
Issuance of Mallinckrodt common stock           .3           10.0
Acquisition of treasury stock                (42.5)          (9.7)
Dividends paid                               (12.0)         (12.1)
                                          ---------      ---------
Net cash provided by financing
 activities                                    6.1        1,080.4
                                          ---------      ---------

Increase (decrease) in cash and
 cash equivalents                              2.6         (683.2)
Cash and cash equivalents at
 beginning of period                          55.5          808.3
                                          ---------      ---------
Cash and cash equivalents at end
 of period                                 $  58.1        $ 125.1
                                          =========      =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  On August 28, 1997, the Company acquired Nellcor Puritan
    Bennett Incorporated (Nellcor) through an agreement to purchase for cash all the outstanding shares of common stock of Nellcor. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition.

    Included in earnings for the quarter ended September 30, 1997 are one-time noncash acquisition-related costs of $398.3 million for the write-off of purchased research and development, an identifiable intangible asset of the Nellcor acquisition, which had no tax benefit. Of this amount, $396.3 million related to ongoing operations and $2.0 million related to operations classified as discontinued operations.

    The sale of Nellcor inventories, which were stepped up to fair value in connection with the allocation of purchase price, resulted in charges of $18.8 million, $11.7 million net of taxes for the quarter ended September 30, 1997. Of this pretax amount, $18.6 million related to ongoing operations and $.2 million related to operations classified as discontinued operations.

    In connection with the Company's filing of a shelf registration statement for debt securities, Mallinckrodt is engaged in discussions with the staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of Nellcor. The Company and its auditors, Ernst & Young LLP, believe that the allocation and related amortization charges are in accordance with generally accepted accounting principles. Ernst & Young LLP has expressed their opinion that the Company's 1998 annual consolidated financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles. Nevertheless, if there are any significant changes as a result of these discussions with the SEC to the amounts allocated to purchased research and development or other intangible assets or changes in the lives over which such amounts are amortized, these changes could have a material impact on the related noncash charges reflected in the 1998 and 1999 results of operations and could materially affect future results of operations as a result of increased amortization expense.

    During 1998, in connection with management's plan to integrate Mallinckrodt and Nellcor into one successful company, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included Nellcor employee severance of $37.2 million, Nellcor employee relocation costs of $3.8 million and the elimination of contractual obligations of Nellcor, which had no future economic benefit, of $9.1 million. Approximately $32.1 million of cash expenditures have been incurred through September 30, 1998 and liabilities of $18.0 million related to the Nellcor integration plan remained in accrued liabilities at September 30, 1998. The majority of the remaining cash expenditures will occur in 1999 and, although none are expected, reductions in the estimated liability for these integration activities will be offset against the related goodwill.

    During 1998, the Company recorded a pretax charge of $19.1 million associated with exiting certain activities related to Mallinckrodt operations that were identified in the Nellcor integration plan. The charge included $17.1 million related to Mallinckrodt employee severance costs and facility exit costs of $2.0 million. Approximately $6.0 million of cash expenditures have been incurred through September 30, 1998. The majority of the remaining cash expenditures will occur in 1999 and no material adjustments to the original reserve are anticipated.

2. The Company sold certain chemical additive product lines in the second quarter of 1998. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes, which was included in discontinued operations for the quarter ended September 30, 1998. Earnings from operations were zero for the one month of operations. Included in prior year first quarter discontinued operations are the earnings from operations of the catalysts and chemical additives and Aero Systems divisions, which included $2.2 million of after-tax earnings from operations and a $2.2 million after-tax acquisition accounting charge.

3. The Company elected to early adopt the provisions of the American Institute of Certified Public Accountants SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), in its financial statements for the year ended June 30, 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997.

4. On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced a patent infringement litigation against Mallinckrodt Inc. and its wholly owned subsidiary, Mallinckrodt Medical, Inc. (collectively, the Company) in the U.S. District Court for the District of Minnesota. Specifically, Augustine alleged that the Company's sale of all five models of its convective warming blankets infringes certain claims of one or more of Augustine's patents. The Company filed counterclaims against Augustine in connection with the above actions alleging unfair competition, antitrust violations, and invalidity of the asserted patents, among other things.

    The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is reasonably possible but not probable that the jury verdict and the trial court injunction will be upheld on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, the total liability would approximate $25.1 million at September 30, 1998. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II, Item 1 "Legal Proceedings" for additional information about this and related claims by Augustine against the Company.

5. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is in varying stages of active investigation or remediation of alleged or acknowledged contamination at 23 currently or previously owned or operated sites and at 15 off-site locations where its waste was taken for treatment or disposal. See Part II, Item 1 "Legal Proceedings" for additional information about legal proceedings involving the Company.

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

    The Company has established accruals only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities, and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

6. The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in millions, except shares and per share amounts).

                                             Three Months Ended
                                                 September 30,
                                          ------------------------
                                             1998           1997
                                          ---------      ---------
Numerator:
  Earnings (loss) from continuing
   operations                              $  32.4        $(380.7)
  Preferred stock dividends                    (.1)           (.1)
                                          ---------      ---------
  Numerator for basic and diluted
   earnings (loss) per share--
   income (loss) available to common
   shareholders                            $  32.3        $(380.8)
                                          =========      =========

Denominator:
  Denominator for basic earnings
   (loss) per share--
   weighted-average shares              72,917,133     72,475,530

  Potential dilutive common
   shares--employee stock options           86,766
                                        ----------     ----------

  Denominator for diluted earnings
   (loss) per share--adjusted
   weighted-average shares              73,003,899     72,475,530
                                        ==========     ==========

  Basic earnings (loss) from
   continuing operations per
   common share                             $  .44       $ (5.26)
                                            ======       ========

  Diluted earnings (loss) from
   continuing operations per
   common share                             $  .44       $ (5.26)
                                            ======       ========

The diluted share base for the three months ended September 30, 1997 excluded incremental shares of 681,423 related to employee stock options. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during this period.

7. The components of inventory included the following as of September 30, 1998:
    (In millions)

    Raw materials and supplies        $ 206.6
    Work in process                      47.2
    Finished goods                      251.8
                                      -------
                                      $ 505.6
                                      =======

8. The Company has authorized and issued 100,000 shares, 98,330 outstanding at September 30, 1998, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 1999 and 1998.

    Shares included in treasury
      stock were:

                                   September 30,       June 30,
                                       1998              1998
                                   -------------      ----------
    Common stock                     15,597,215       13,941,638
    4 Percent cumulative
     preferred stock                      1,670            1,670

9. Common shares reserved at September 30, 1998 consisted of the following:

    Exercise of common stock purchase rights          82,360,270
    Exercise of stock options and granting
     of stock awards                                  10,841,196
                                                      ----------
                                                      93,201,466
                                                      ==========

10. Supplemental cash flow information for the three months ended September 30 included:
    (In millions)
                                            1998           1997
                                          ---------      ---------
    Interest paid                          $27.7          $12.7
    Income taxes paid                       43.3            4.8
    Noncash investing and financing
    activities:
     Assumption of liabilities related
      to an acquisition                                   488.5
     Issuance of stock for investment
      plan match                             6.0            9.7
     Restricted stock award                                10.0

11. Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

    Comprehensive income includes net income and other comprehensive income/(expense). Other comprehensive income/(expense) includes foreign currency translation adjustments and unrealized gains and losses on investments which prior to adoption were reported separately in shareholders' equity. Total comprehensive income for the three months ended September 30 was as follows:
    (In millions)

                                                 1998        1997
                                              ---------   ---------
    Net earnings (loss)                         $55.0      $(389.1)
    Other comprehensive income/(expense):
      Currency translation adjustment            21.2         (7.0)
      Net unrealized gain (loss) on
       investment securities                     (3.7)         3.4
      Tax benefit related to items of
       other comprehensive income                 1.4
                                              ---------   ---------
    Other comprehensive income (expense),
     net of tax                                  18.9         (3.6)
                                              ---------   ---------
    Total comprehensive income (loss)           $73.9      $(392.7)
                                              =========   =========

    As of September 30, 1998, the cumulative balances for currency translation adjustment loss and the unrealized loss on investment securities were $49.9 million and $3.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year have been reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

RESULTS OF OPERATIONS

General
-------
The Company recorded earnings from continuing operations of $32.4 million, or 44 cents per share for the quarter ended
September 30, 1998. Earnings from continuing operations for the same quarter last year, before including $407.8 million of noncash charges related to the acquisition of Nellcor, were $27.1 million, or 37 cents per share.

--------------------

[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

Forward-looking statements are based on current expectations of future events. Such statements involve risks and uncertainties and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any such forward-looking statements are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; difficulties or delays in addressing "Year 2000" problems (as discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations); and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statements as a result of future events or developments.

The acquisition of Nellcor was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997.

In connection with the Company's filing of a shelf registration statement for debt securities, Mallinckrodt is engaged in discussions with the staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of Nellcor. The Company and its auditors, Ernst & Young LLP, believe that the allocation and related amortization charges are in accordance with generally accepted accounting principles. Ernst & Young LLP has expressed their opinion that the Company's 1998 annual consolidated financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles. Nevertheless, if there are any significant changes as a result of these discussions with the SEC to the amounts allocated to purchased research and development or other intangible assets or changes in the lives over which such amounts are amortized, these changes could have a material impact on the related noncash charges reflected in the 1998 and 1999 results of operations and could materially affect future results of operations as a result of increased amortization expense.

Net earnings for the first quarter of 1999 were $55.0 million, or 75 cents per share as compared to a net loss of $389.1 million, or $5.37 loss per share for the same period last year. Net earnings for the first quarter of 1999 included a gain of $22.6 million, or 31 cents per share on the sale of a chemical additives business, which related to a division reclassified to discontinued operations in 1998. The net loss for the same quarter of 1998 included a charge of $8.4 million, or 11 cents per share related to the cumulative effect of an accounting change discussed in Note 3 of the condensed consolidated financial statements.

Net sales for the quarter were $591.2 million, up 30 percent from the $454.6 million in the same period last year. Sales to customers outside the United States were $181 million or 31 percent of total sales for the first quarter of 1999.

A comparison of sales and operating earnings follows:
(In millions)

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             1998           1997
                                          ---------      ---------
Net sales
  Respiratory                              $ 256.2        $ 141.9
  Imaging                                    182.9          177.3
  Pharmaceuticals                            152.1          135.4
                                          ---------      ---------
                                           $ 591.2        $ 454.6
                                          =========      =========

Operating earnings (loss)
  Respiratory                              $  23.1        $  22.4
  Imaging                                     30.7           23.1
  Pharmaceuticals                             20.5           12.4
                                          ---------      ---------
                                              74.3           57.9
  Corporate expense                           (7.0)          (5.5)
                                          ---------      ---------
                                              67.3           52.4
  Acquisition charges                                      (414.9)
                                          ---------      ---------
                                           $  67.3        $(362.5)
                                          =========      =========

Operating earnings for the quarter ended September 30, 1998 were $67.3 million, which is a 28 percent improvement over the same period of fiscal 1998 before acquisition-related charges. In the first quarter of last year, the Company recorded an operating loss of $362.5 million, which included noncash charges of $396.3 million for the write-off of purchased research and development and $18.6 million related to the sale of Nellcor inventories which were stepped up to fair value in connection with the Nellcor acquisition.

The Respiratory Group, of which Nellcor is now a part, had sales of $256.2 million or 81 percent greater than the sales recorded for the same period last year. The prior year results included only one month of Nellcor sales and operating results. The Group's sales increase of $114.3 million was primarily attributable to volume growth (85 percent) due to the inclusion of only one month of Nellcor revenue in 1998, which was offset by price declines primarily involving anesthesia and respiratory devices. Operating earnings for the Group for the quarter were $23.1 million or 3 percent above the prior year. In spite of the benefits of the increased sales, the earnings comparison with prior year was negatively impacted by two months of additional expenses, which included additional amortization of intangibles and goodwill of $7.9 million.

The Imaging Group had sales of $182.9 million or 3 percent above the prior year period of $177.3 million. The sales improvement was attributable to a $7.8 million increase in nuclear medicine product volume which offset the $2.2 million decline in the other product lines comprising the Group. Operating earnings for the Group were $30.7 million or 33 percent above the $23.1 million recorded for the same period last year. The operating earnings improvement was attributable to volume growth, lower rebates, expense control and increased manufacturing efficiencies. Although price declines in the x-ray contrast media portion of the business were not a major factor in the year to year comparison of results for the first quarter, it is probable that this will be a factor impacting subsequent quarters of this fiscal year. The demand for price discounts is expected to increase and reduce profitability in 1999, but at a lower rate of decline than was experienced in 1998 and 1997.

The Pharmaceuticals Group sales for the quarter ended September 30, 1998 were $152.1 million or 12 percent greater than in the same period last year. The sales increase of $16.7 million was primarily attributable to volume increases in narcotics and drug chemicals of $15 million and $4 million, respectively, offset by volume declines in acetaminophen and lab and microelectronics. Price increases generated 3 percent of the year over year sales increase. Operating earnings for the Group were $20.5 million or 65 percent greater than the $12.4 million recorded in the comparable period last year. The operating earnings improvement was primarily attributable to increased sales of higher margin bulk and dosage narcotics and to improved operating rates at manufacturing facilities.

CORPORATE MATTERS

Corporate expenses were $7.0 million, or 27 percent above the level reported for the same period last year. Interest and other nonoperating income, net was $.9 million for the quarter as compared with $9.2 million for the same period last year. In 1998, the Company generated interest income on cash proceeds from 1997 divestitures invested in interest bearing securities. These cash equivalents were utilized to acquire Nellcor at the end of August 1997.

The Company's effective tax rate was 31.9 percent for the quarter ended September 30, 1998. The tax rate for the same period last year, after excluding the one-time noncash write-off of purchased research and development of $396.3 million which had no tax benefit, was 36.8 percent. The improvement in 1999 was primarily attributable to changes in earnings mix between higher tax rate and lower tax rate entities associated with the acquisition of Nellcor.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1998, cash and cash equivalents increased $2.6 million. Operations utilized $31.3 million of cash, while capital spending totaled $27.3 million. The Company received $55.1 million in proceeds from asset disposals. The Company's current ratio at September 30, 1998 was 1.0:1. Debt as a percentage of invested capital was 58.3 percent.

In December 1997, the Company filed a $500 million shelf debt registration statement which has not, as yet, been declared effective.

At September 30, 1998, the Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. The revolving credit facility was reduced from $1.6 billion to $1.0 billion in September 1998. There was no borrowing outstanding under the revolving credit facility at September 30, 1998. Commercial paper borrowings under this program were $345.0 million as of September 30, 1998. Non-U.S. lines of credit totaling $127.8 million were also available, and borrowings under these lines amounted to $19.2 million at September 30, 1998. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 38.7 million shares, including 1.9 million shares during the three months ended September 30, 1998.

Estimated capital spending for the year ending June 30, 1999 is approximately $140 million.

Year 2000 Update
----------------
The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed its assessment of its information systems which support business applications and is in the late stages of modifying or replacing those portions of the software that are required. The assessment of products sold to customers has also been completed and necessary remediation is being accomplished.
Assessment and remediation of research and development, manufacturing processes and facility management systems are underway. The Company is also assessing the readiness of its key suppliers and business partners to be Year 2000 compliant. Information requests have been distributed and replies are being evaluated. If the risk is deemed material, the Company is prepared to perform on-site visits to those businesses to verify the adequacy of the information received. All of these modification, replacement or conversion efforts should be substantially complete during the first quarter of calendar 1999, which is prior to any anticipated significant impact on Mallinckrodt's operations.

Based upon the accomplishments to date, no modification or conversion contingency plans are expected to be needed and therefore none have been developed. Because of substantial progress to date and plans that contemplate being substantially complete in the first quarter of calendar 1999, we believe adequate time will be available to insure modification alternatives could be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. To further recognize potential adverse impact, the Company is developing operating contingency plans to address unanticipated interruptions that could occur in processes, systems and devices that have been assessed, remediated and considered Year 2000 ready by Mallinckrodt and its key suppliers and business partners. Such operating contingency plans are expected to be substantially complete before June 30, 1999.

Both internal and external resources are being used to reprogram or replace non-compliant technologies, and to appropriately test Year 2000 modifications. Such modifications are being funded through operating cash flows. The project to address Year 2000 has been underway since February 1997. The pretax costs incurred for this effort were approximately $7 million and $1 million in 1998 and 1997, respectively. The Company anticipates expenses of approximately $13 million will be incurred in 1999 to substantially complete the effort.

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

If the modifications and conversions are not made or are not completed timely and operating contingency plans developed do not work as anticipated, the result could be an interruption, or a failure, of certain normal business activities or operations. Such failures could materially impact and adversely affect the Company's results of operations, liquidity and financial condition.

Readers are cautioned that forward looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 7.

European Monetary Union (EMU)
-----------------------------
The euro is scheduled to be introduced on January 1, 1999, at which time the eleven participating EMU member countries will establish fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be valid as legal tender through June 30, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

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

Environmental Matters
---------------------
The Company is actively involved in the investigation or remediation of alleged contamination of 23 currently or previously owned or operated sites and at 15 off-site locations where its waste was taken for treatment or disposal. These actions are in various stages of development and generally include demands for reimbursement of previously incurred costs, or costs for future investigation and/or for remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay for any past remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to historic and formerly owned operations of the Company.
Previously Reported Matters
---------------------------
The following is a brief discussion of material developments in environmental proceedings previously reported in the Company's annual report on Form 10-K for its fiscal year ended June 30, 1998.

Orrington, ME - The Company has completed additional supplemental work which was required before submitting the final Site
Investigation Plan to the EPA and the State of Maine. The Company anticipates it will submit the supplemental Site Investigation Plan in December 1998.

St. Louis, MO/CT Decommissioning - The Company is developing the Phase II Decommissioning and Decontamination Plan (Phase II Plan) to submit to the Nuclear Regulatory Commission. This plan is due in December 1998. The Company, however, intends to request an extension of time for submittal of the Phase II Plan.

Raleigh, NC - The Company has worked with federal and state agencies to complete the Resource Conservation Recovery Act Facility Investigation (RFI) and identified certain Solid Waste Management Units (SWMUs). Final approval of the RFI was granted and field work has been completed. The Company is preparing a report to submit to the North Carolina Department of Environment, Health and Natural Resources.

Springville, UT - The parties at this site have hired an allocation consultant to assist in identifying historic practices in order to develop a final allocation. Meetings with the allocation consultant are scheduled to be held in November 1998.

In October 1996, a resident with property bordering the Springville site filed suit against Ensign Bickford Industries (EBI) in the U.S. District Court for the District of Utah (Don Henrichsen, et al v. The
                                         ----------------------------
Ensign-Bickford Company, et al) alleging nuisance and trespass for
------------------------------
contamination that allegedly migrated onto the resident's property. On January 31, 1997, the Company was added as a defendant. Depositions are being completed and expert reports have been generated. Plaintiffs have made settlement overtures, but the Company has rejected such proposals.

The Company and EBI have entered into a confidential settlement of the Kent Gordon Stephens, et al v. Trojan Corporation, et al case.
    --------------------------------------------------------

Additional Environmental Matters
--------------------------------
Animal Health Business Properties - The Company sold its animal health business in June 1997 to Schering-Plough Corporation (S-P) and provided an environmental indemnity to S-P. This indemnity covered both U.S. facilities and international facilities. The indemnity lasts for a term of fifteen years and is limited to claims arising from activities and uses of the property prior to closing. The Company is working with S-P and the Indiana Department of Environmental Management (IDEM) to resolve certain issues regarding the Resource Conservation and Recovery Act requirements at the Terre Haute, Indiana facility. The facility had begun the RCRA Corrective Action process, but decided to allow the RCRA Part B permit to expire. However, there were continuing negotiations with the IDEM and U.S. Environmental Protection Agency Region V to discuss voluntary remediation activities to obtain a No Further Action letter. The Company and S-P have worked together and submitted reports to IDEM to resolve these issues. The Company and S-P will evaluate IDEM's response and determine the appropriate course of action for this facility.

Under the terms of the indemnity, S-P had the option to conduct baseline environmental assessments at all of the properties transferred. S-P has completed initial baseline assessments and has made certain claims against the Company under the indemnity. Several of the properties located outside of the United States are in countries that have no specific environmental laws; therefore, the Company and S-P must determine the appropriate activities. The Company is working closely with S-P to discuss and resolve these claims. The Company has accruals to address potential indemnity claims. The Company intends to vigorously defend its position in connection with the environmental matters in connection with the formerly owned animal health business.

Erie, PA (Calsicat) - The Company sold its facility located in Erie, Pennsylvania to Engelhard Corporation (Engelhard) in May 1998. This facility manufactures a variety of specialty catalysts. As part of the transaction, the Company provided an environmental indemnity to Engelhard. This indemnity distinguishes between on-site and off-site liabilities. On-site liabilities are limited to a term of five years. The Company has an obligation to jointly manage any on-site liabilities covered by the indemnity which require remediation. Off-site liabilities for activities arising from pre-closing activities are indemnified without a time limit. The Company and Engelhard are working together to address an ongoing groundwater collection and soil remediation project at the site. This project is being managed under the oversight of the Pennsylvania Department of Environmental Protection. The Company and Engelhard are evaluating including these remediation activities under Pennsylvania's voluntary remediation program. The Company has accruals to address the ongoing remediation projects and potential environmental claims under the indemnity.

Allentown, PA (Trimet) - The Company sold its operations in Allentown, Pennsylvania to Geo Specialty Chemicals, Inc. (Geo) in July 1998. This facility currently manufactures formaldehyde and a limited number of specialty chemicals. The facility was historically operated as an explosives manufacturing plant. The Company provided an environmental indemnity to Geo for certain environmental activities which may be required by governmental agencies and a more limited indemnity for potential environmental claims arising from the actions of Geo.

In addition to the indemnity, the Company has retained responsibility for completion of two ongoing remediation projects on-site including demolition of certain buildings and closure of a wastewater lagoon, as well as other environmental issues. The Company has established a reserve to address the ongoing remediation projects, potential environmental claims under the indemnity, and other environmental issues.

St. Louis, MO/RCRA Corrective Action - The Company's St. Louis plant has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. The Company worked with the state agency to complete the RCRA Facility Assessment and identified certain Solid Waste Management Units (SWMUs) and Areas of Concern (AOCs). The Company received its permit and appealed certain provisions. The Company has negotiated a resolution of its appeal. The Missouri Department of Natural Resources has conditionally approved the RCRA Facility Investigation Final Work Plan submitted by the Company, which describes additional investigation of certain SWMUs and AOCs. The Company will be commencing field work in accordance with the Work Plan.

Other Litigation
----------------
The following is a brief discussion of material developments in other pending legal matters previously reported in the Company's annual report on Form 10-K for its fiscal year ended June 30, 1998.

OPTISON(*) Patent Litigation - Discovery in the Mallinckrodt/MBI action has been stayed until the court rules on the Company and MBI's motion for summary judgement of invalidity of Nycomed's patent. The motion for summary judgement will be filed shortly.

A motion to stay discovery in the Sonus action is pending before the court in the state of Washington. The motion was filed by Sonus.
Sonus is asking the court to stay discovery until reexamination proceedings in the Patent Office are concluded.

Augustine Medical, Inc. - A hearing before the Court of Appeals in this previously reported proceeding has been set for December 9, 1998. A decision by the Court of Appeals is expected in early calendar year 1999.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                            Description
-------  --------------------------------------------------------
10.29    Executive Incentive Compensation Plan for Fiscal 1999
         (filed with this electronic submission) (1)

27 Financial data schedule for the quarter ended September 30, 1998 (filed with this electronic submission)

-----------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

During the quarter and through the date of this report, the following report on Form 8-K was filed.

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


DATE:  November 9, 1998