Form 10-K/A
period 1998-06-30
MALLINCKRODT INC /MO
filed 1999-02-16
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                FORM 10-K/A No. 1
        x
       ---   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended June 30, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10-K/A No 1. ---
                         ------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,673,807,983 as of August 31, 1998. Market value is based on the August 31, 1998 closing prices of Registrant's Common Stock and 4% Cumulative Preferred Stock.

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

1998 FORM 10-K/A No. 1 CONTENTS

ITEM                                                           Page
----                                                           ----
Part I:
  1.  Business...............................................    1
      Introduction...........................................    1
      General Factors Related to the Business................    2
      International and Economic Risk Factors................    2
      Operations.............................................    3
      Other Actions..........................................   10
      Other Activities.......................................   10

Part II:
  6.  Selected Financial Data................................   13
  7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................   14
  8.  Financial Statements and Supplementary Data............   24

Part IV:
 14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K...........................................   52

Signatures...................................................   59

This Form 10-K/A No. 1 is hereby filed with respect to that certain Annual Report on Form 10-K for the fiscal year ended June 30, 1998 of Mallinckrodt Inc. filed with the Securities and Exchange Commission on September 25, 1998 (the Form 10-K). Part I, Item 1 "Business,"
Part II, Item 6 "Selected Financial Data," Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 8 "Financial Statements and Supplementary Data," and Part IV, Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of the Form 10-K are hereby amended and restated in their entirety due to the change in the amount of the purchase price of Nellcor Puritan Bennett Incorporated that was allocated to purchased research and development and to provide additional disclosures as follows.

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

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon generally accepted accounting principles and estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $814.2 million, was allocated to goodwill and is being amortized on a straight-line basis over 30 years.

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

See Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations; and Item, 8 Note 2 of Notes to Consolidated Financial Statements for additional information about business activities.

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

PART II.


ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

                                         Years Ended June 30,
                        ------------------------------------------------------
                         1998 (1)     1997       1996       1995     1994 (2)
                        ---------   ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS
Net sales.............  $2,367.0    $1,698.1   $1,596.9   $1,433.8   $1,244.0
Earnings (loss)
 from continuing
 operations...........    (268.4)      175.2      143.6      127.0       73.9
Discontinued
 operations (3).......      72.4        14.9       68.3       53.3       29.9
Cumulative effect
 of accounting
 change (4)...........      (8.4)
                         --------   --------   --------   --------   ---------

Net earnings (loss)...    (204.4)      190.1      211.9      180.3      103.8
Preferred stock
 dividends............       (.4)        (.4)       (.4)       (.4)       (.4)
                        ---------   ---------  ---------  ---------  ---------
Available for common
 shareholders.........  $ (204.8)   $  189.7   $  211.5   $  179.9   $  103.4
                        =========   =========  =========  =========  =========

PER COMMON SHARE DATA
Diluted earnings
 (loss) from continuing
 operations...........  $  (3.69)   $   2.33   $   1.88   $   1.63   $    .95
Diluted net
 earnings (loss)......     (2.81)       2.53       2.77       2.32       1.33
Dividends declared....       .66         .65        .61        .55        .49
Book value............     13.60       17.16      16.44      15.12      13.05

OTHER DATA
Total assets..........  $3,873.1    $2,975.4   $3,017.6   $2,488.6   $2,258.2
Working capital.......  $   (8.8)   $  963.1   $  359.1   $  271.9   $  261.3
Current ratio.........     1.0:1       2.5:1      1.4:1      1.5:1      1.5:1
Total debt (5)........  $1,255.9    $  555.9   $  666.1   $  584.0   $  616.8
Shareholders' equity..  $1,005.9    $1,251.2   $1,232.2   $1,171.5   $1,015.9
Return on shareholders'
 equity (5)...........     (24)%         14%        12%        12%         8%
Capital
 expenditures (5).....  $  142.7    $  104.4   $  116.6   $  124.3   $  140.9
Total dividends paid..  $   48.5    $   48.2   $   45.7   $   42.2   $   37.7
Weighted average
 common shares
 (in millions)........      73.5        75.1       76.4       77.5       77.7
Common shares
 outstanding
 (in millions)........      73.2        72.3       74.3       76.8       77.0
Number of
 employees (5)........    12,800       8,000      8,000      7,800      7,400


(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the Company's restatement of its 1998 consolidated financial statements. Financial data for 1998 reflect the information from the Company's restated consolidated financial statements.

     On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Approximately $308.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in 1998.

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

OVERVIEW

In connection with the Company's filing of a shelf registration for debt securities in December 1997, Mallinckrodt was engaged in discussions with the staff of the Securities and Exchange Commission
(SEC) regarding the purchase price allocation related to the acquisition of Nellcor Puritan Bennett Incorporated (Nellcor). On January 26, 1999, the Company concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC as articulated publicly in an SEC letter to the American Institute of Certified Public Accountants in September 1998. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. A corresponding $90 million increase in goodwill will be amortized over the previously established 30-year amortization period beginning in September 1997. The effects of this change on previously reported consolidated financial statements for 1998 are shown in Note 2 of Notes to Consolidated Financial Statements. The following discussion and analysis have been changed to reflect this restatement.

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

The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon generally accepted accounting principles and estimated fair values at the date of acquisition. Identifiable intangible assets were purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $308.3 million was charged to expense in 1998. Technology, also referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. The remaining identifiable intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted average life of 24 years). Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was $814.2 million and is being amortized on a straight-line basis over 30 years. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $48.9 million for 1998. Since the results of Nellcor have only been included in the Company's consolidated results since September, the amortization for 1998 represents ten months of activity. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

The Company's most significant divestitures were the animal health business and flavors joint venture in 1997 and the sale of the catalysts and chemical additives and Aero Systems divisions in 1998 and early in 1999. The Company now operates predominantly in the healthcare industry and is comprised of three business groups - Respiratory, Imaging and Pharmaceuticals.

The Company incurred a loss from continuing operations of $268.4 million, or $3.69 per share, for 1998 due to nonrecurring acquisition and integration charges related to the acquisition of Nellcor which totaled $449.3 million, $398.8 million net of taxes or $5.47 per share. The nonrecurring noncash acquisition charges are purchased research and development and inventory stepped up to fair value.

The purchased research and development valued at $308.3 million was charged to operations during the first quarter of 1998. The components of purchased research and development by business are pulse oximetry including perinatal - $194 million; hospital ventilators - $45 million; oxygen therapy - $20 million; and sleep, alternate care and other - $49 million. Of this amount, $306.3 million related to the Respiratory Group and $2.0 million related to the Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines that were in various stages of development and had not reached technological feasibility at the transaction date.
No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in early stages of development.

The most significant acquired projects, based upon discounted cash flows, that were in-process at the date of acquisition were in pulse oximetry and hospital ventilation. Pulse oximetry, which includes monitors, sensors, OEM and licensing, and related service for all types of patients and environments including perinatal, generated approximately 63 percent of purchased research and development value. Pulse oximetry products provide the continuous measurement of arterial oxygen saturation, pulse rate and pulse strength in a variety of settings and for a spectrum of patients. The most significant of the pulse oximetry projects underway at the date of acquisition included a new family of monitors and sensors that incorporate new light emitting diode and detector component designs with enhanced motion tolerance capability, packaging and integration of data storage features to allow advanced performance, cost reduction, production automation, size reduction and reduced power requirements. In the area of fetal pulse oximetry, the major products in development are expected to help lower the risks involved in childbirth by reducing unnecessary caesarean section deliveries. The Company believes fetal pulse oximetry can help clinicians make better informed decisions regarding the status of a fetus during labor and delivery by providing information that helps them determine if the fetus is adequately oxygenated when the heart rate pattern is non-reassuring. These projects are expected to be complete and the related products commercially available in the U.S. within three years of the acquisition date with an expected cost to complete of approximately $20 million.

The hospital ventilation projects generated approximately 15 percent of the purchased research and development value. Hospital ventilators provide ventilation to patients requiring respiratory support. The most significant projects that were underway at the date of acquisition were Models 840* and 740*/760* which were to provide continuous respiratory support for a wide range of pediatric to adult patients for a wide variety of clinical conditions. The Model 840* is a dual microprocessor controlled critical care ventilator for infant, pediatric and adult patients who require either invasive or noninvasive ventilation with features that include a graphic user interface for viewing patient data and setting parameters and alarm values. The Model 740*/760* is a low cost critical care ventilator with a new engine capable of operating with low power consumption. The Model 760*, built on the 740* platform, has pressure and volume control features. The products were expected to be commercially available within two years of the acquisition date with an estimated cost to complete of approximately $8 million. All three models received FDA market clearance by December 1998.

Oxygen therapy represents the third largest business category of projects in terms of purchased research and development value.
Oxygen therapy covers the entire range of functions from oxygen concentrators to portable liquid oxygen, to high pressure oxygen cylinder systems and conservation devices. The most significant projects underway at the date of acquisition were liquid oxygen systems using cryogenics to reduce the frequency of deliveries, and new oxygen concentrators with features which include reduced noise levels, fewer parts, lighter weight and lower cost to manufacture. These projects are expected to be complete and the related products commercially available within four years of the acquisition date with an expected cost to complete of approximately $12 million.

The major risks associated with timely completion and commercialization of these products are to transform concepts into designs that meet customer requirements, gain regulatory approval and market clearance in the key markets, and ramp up the manufacturing process once regulatory approval is obtained.

While the assembled work force was valued using the cost approach, the Company took the following steps to determine the purchased research and development, developed technology, and trademarks and trade name values. The projected net cash flows from each product line and new product in development were determined based upon management's estimates of future revenues and expected profitability related to the product portfolio. These cash flows were then discounted to their present values. The discount rate includes a rate of return which accounts for the time value of money as well as the investment risk factors to appropriately reflect the risks of realization of the cash flows. The projected net cash flows were discounted to present value utilizing discount rates of 15 percent, 16 percent and 20 percent for developed technology, purchased research and development, and trademarks and trade names, respectively. For the purchased research and development, the discounted cash flows from in-process projects were then reduced to reflect only the accomplishments made by Nellcor toward the products' ultimate completion through the acquisition date.

The projected net cash flows were developed in the following manner. Revenue assumptions were based upon the growth rates for markets served and the estimated life of each product's technology. Significant aggregate revenue growth as projected by the Company's strategic marketing units for developed and in-process products assumed increasing demand for medical devices, and the Company's ability to maintain a significant share of the market. The revenues associated with in-process technology increase to $937 million in 2004 and then decline over subsequent years, while revenue assumptions for the developed products remain relatively flat in 1999 as compared to 1998 and then begin to decline gradually in subsequent periods. The trademark and trade name cash flows were based upon the revenues of both developed and in-process products and a 2 percent royalty rate. Costs of goods sold, expressed as a percent of revenue, were expected to decrease from current projections of 48 percent to 43 percent over time. Gross margins, as they relate inversely to costs of goods sold as a percentage of revenue, were assumed to increase, in the aggregate, over time due mainly to improving efficiency in the manufacturing processes and more profitable products having a greater impact on total sales. Selling, general and administration expenses, excluding depreciation and amortization, expressed as a percent of revenues were estimated at 24 percent for all periods. Maintenance research and development expense, which includes routine changes, additions and modifications undertaken after a product is introduced to the market, was established at 2 percent of revenue for both developed and in-process technologies for all periods. An after-tax cash flow was then calculated by deducting income tax expense and contributory asset charges from operating income.

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

Excluding the nonrecurring acquisition and integration charges in 1998, the Company had earnings from continuing operations of $130.4 million, or $1.77 per share. Included in these results are after-tax charges of $8.5 million, or 12 cents per share, primarily to increase reserves for Nellcor trade receivables and inventory. Earnings from continuing operations for 1997 were $175.2 million, or $2.33 per share.

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

The Company recorded a net loss for 1998 of $204.4 million, or $2.81 per share as compared to net earnings of $190.1 million, or $2.53 per share during the prior year. During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. The completed actions resulted in an after-tax gain of $68.9 million. The sale of the remainder of the catalysts and chemical additives division on July 31, 1998 will result in a gain to be included in the 1999 results of discontinued operations. The gains on the completed sales and the results of operations for these divisions have been reclassified to discontinued operations in the fourth quarter and, accordingly, prior year results have also been reclassified. Earnings, net of taxes, of these discontinued operations were $11.4 million and $10.5 million for 1998 and 1997, respectively. During the third quarter of 1998, the Company recorded an after-tax charge of $7.9 million related to settlement costs from the sale of the animal health business in the prior year. The net loss for 1998 also included an after-tax noncash charge of $8.4 million, or 11 cents per share, for the early adoption of a new standard of accounting related to previously capitalized start-up costs. The cumulative effect of the accounting change was recorded in the fourth quarter, but was effective as of July 1, 1997. Operating earnings would have been reduced by $2.3 million after taxes or 3 cents per share had the Company not adopted the accounting change.

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

Net sales for the year increased 39 percent to $2.37 billion compared with $1.70 billion in 1997. Sales to customers outside the U.S. were $792 million or 33 percent of total 1998 sales. Excluding sales of Nellcor, which was acquired at the end of August 1997, sales were $1.69 billion which is equal to the prior year. Excluding the acquisition and integration charges discussed above, operating earnings were $286.3 million, a decrease of $11.2 million or 3 percent from the prior year. Excluding the results of Nellcor and the acquisition and integration charges discussed above, operating earnings were $248.1 million or 17 percent below the 1997 results of $297.5 million. The decline in operating earnings is driven by competitive price pressure in the Imaging and Critical Care businesses.

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

OPERATING RESULTS
 (In millions)
                                     1998        1997        1996
                                    -------     -------     -------
Net sales
  Respiratory.................      $  991      $  321      $  338
  Imaging.....................         760         802         716
  Pharmaceuticals.............         616         575         543
                                    -------     -------     -------
                                    $2,367      $1,698      $1,597
                                    =======     =======     =======
Operating earnings
  Respiratory...............        $  1022     $   76      $   74
  Imaging...................           124         164         179
  Pharmaceuticals...........            83          82          67
                                    -------     -------     -------
                                       309         322         320
  Corporate expense.........           (23)        (25)        (41)
  Acquisition and
   integration expense......          (449)
                                    -------     -------     -------
                                    $ (163)     $  297      $  279
                                    =======     =======     =======

1998 vs. 1997
-------------

Healthcare is comprised of three business groups - Respiratory, Imaging and Pharmaceuticals.

Operating earnings excluding charges related to acquisition and integration activities and corporate expenses were $309 million, which represents a 4 percent decline when compared to the prior year. Excluding the results of Nellcor, acquired in August 1997, the acquisition and integration charges, and corporate expenses, operating earnings would have been $271 million or 16 percent below 1997. This earnings decline is attributable to lower selling prices which were only partially offset by higher volume. The competitive pressures and the demand for price discounts from customer buying groups adversely affected earnings, and this trend is expected to continue. In response to this market trend, the Company entered into a multi-year agreement in 1996 with Premier, Inc. (Premier), the largest healthcare purchasing group in the United States. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,650 member hospitals are provided incentives to use Mallinckrodt products.

The Respiratory Group, which includes Nellcor and Critical Care, reported operating earnings of $102 million, an increase of 34 percent over the results for 1997. Excluding Nellcor, operating earnings were $64 million, a 16 percent decrease from prior year.
The year to year earnings decline was attributable to sales decline of $16 million resulting from the negative impact of exchange rate movements caused by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen, $8 million due to price declines and another $6 million attributable to the divestiture of a product line in September 1996. These sales shortfalls were only partially offset by volume increases of $14 million and $11 million in disposable respiratory and anesthesiology product lines, respectively.

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

Excluding the one-time noncash write-off of purchased research and development which had no tax benefit, the Company's effective tax rate was 32.7 percent, compared to last year's 35.5 percent and the 1996 rate of 37.0 percent. See Note 10 of the Notes to Consolidated Financial Statements for additional information about income taxes.

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

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1997, cash and cash equivalents decreased $752.8 million, primarily as a result of the acquisition of the outstanding common shares of Nellcor in August 1997. Operations provided $208.4 million of cash, while acquisition and capital spending totaled $1.93 billion. The Company received $308.2 million in proceeds from asset disposals. The catalyst business and Aero Systems division were sold in the fourth quarter for cash proceeds of $210.0 million and $69.7 million, respectively. Debt as a percentage of invested capital was 55.5 percent at June 30, 1998.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors.................................  25
Responsibility for Financial Reporting.........................  26
Consolidated Statements of Operations..........................  27
Consolidated Balance Sheets....................................  28
Consolidated Statements of Cash Flows..........................  29
Consolidated Statements of Changes in Shareholders' Equity.....  30
Notes to Consolidated Financial Statements.....................  31
Quarterly Results..............................................  51

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Inc.

We have audited the accompanying consolidated balance sheets of Mallinckrodt Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed more fully in Note 2, the Company and the staff of the Securities and Exchange Commission have had discussions with respect to the methodology used by the Company to value purchased research and development. As a result of these discussions, the Company has recalculated and restated the purchased research and development charged to expense in connection with the Company's acquisition of Nellcor Puritan Bennett Incorporated and, accordingly, has restated the consolidated financial statements for the year ended June 30, 1998 to reflect this change.

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."



Ernst & Young LLP
St. Louis, Missouri
August 12, 1998, except for the restatement related to purchased research and development referred to in Note 2 as to which the date is January 26, 1999

RESPONSIBILITY FOR FINANCIAL REPORTING

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



Douglas A. McKinney
Vice President and Controller
August 12, 1998



Michael A. Rocca
Senior Vice President and Chief Financial Officer
August 12, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                  Years Ended June 30,
                                            ---------------------------------
                                              1998
                                            Restated      1997        1996
                                            ---------   ---------   ---------
Net sales...............................    $2,367.0    $1,698.1    $1,596.9

Operating costs and expenses:
  Cost of goods sold....................     1,368.8       897.9       837.9
  Selling, administrative and
   general expenses.....................       715.0       409.7       403.4
  Purchased research and development....       306.3
  Research and development expenses.....       149.0       100.5        80.6
  Other operating income, net...........        (9.1)       (7.5)       (4.5)
                                            ---------   ---------   ---------
Total operating costs and expenses......     2,530.0     1,400.6     1,317.4
                                            ---------   ---------   ---------

Operating earnings (loss)...............      (163.0)      297.5       279.5
Interest income and other nonoperating
 income (expense), net..................        14.8        22.0         (.3)
Interest expense........................      (101.8)      (48.0)      (51.3)
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations before income taxes.........      (250.0)      271.5       227.9
Income tax provision....................        18.4        96.3        84.3
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations.............................      (268.4)      175.2       143.6
Discontinued operations.................        72.4        14.9        68.3
                                            ---------   ---------   ---------

Earnings (loss) before cumulative
 effect of accounting change............      (196.0)      190.1       211.9
Cumulative effect of accounting change..        (8.4)
                                            ---------   ---------   ---------

Net earnings (loss).....................      (204.4)      190.1       211.9
Preferred stock dividends...............         (.4)        (.4)        (.4)
                                            ---------   ---------   ---------

Available for common shareholders.......    $ (204.8)   $  189.7    $  211.5
                                            =========   =========   =========

Basic earnings per common share:
 Earnings (loss) from continuing
  operations............................    $  (3.69)   $   2.37    $   1.90
 Discontinued operations................         .99         .20         .91
 Cumulative effect of accounting
  change................................        (.11)
                                            ---------   ---------   ---------
 Net earnings (loss)....................    $  (2.81)   $   2.57    $   2.81
                                            =========   =========   =========
Earnings per common share -
  assuming dilution:
 Earnings (loss) from continuing
  operations............................    $  (3.69)   $   2.33    $   1.88
 Discontinued operations................         .99         .20         .89
 Cumulative effect of accounting
  change................................        (.11)
                                            ---------   ---------   ---------
 Net earnings (loss)....................    $  (2.81)   $   2.53    $   2.77
                                            =========   =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                                               June 30,
                                                       ----------------------
                                                         1998
                                                       Restated       1997
                                                       ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents........................    $   55.5     $  808.3
  Trade receivables, less allowances of
   $16.7 in 1998 and $8.2 in 1997..................       486.3        335.8
  Inventories......................................       470.0        291.8
  Deferred income taxes............................        95.2         36.8
  Other current assets.............................        61.5         99.4
  Net current assets of discontinued operations....         4.8         33.3
                                                       ---------    ---------
Total current assets...............................     1,173.3      1,605.4
Investments and other noncurrent assets,
 less allowances of $5.8 in 1998 and $8.1 in 1997..       154.5        145.1
Property, plant and equipment, net.................       894.9        741.3
Goodwill, net......................................       987.0        222.5
Technology, net....................................       364.3         24.4
Other intangible assets, net.......................       282.1        144.4
Net noncurrent assets of discontinued operations...        12.4         91.5
Deferred income taxes..............................         4.6           .8
                                                       ---------    ---------
Total assets                                           $3,873.1     $2,975.4
                                                       =========    =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................    $  311.4     $   11.6
  Accounts payable.................................       215.0        162.9
  Accrued liabilities..............................       532.0        391.2
  Income taxes payable.............................       122.3         76.4
  Deferred income taxes............................         1.4           .2
                                                       ---------    ---------
Total current liabilities..........................     1,182.1        642.3
Long-term debt, less current maturities............       944.5        544.3
Deferred income taxes..............................       396.2        248.7
Postretirement benefits............................       169.2        161.9
Other noncurrent liabilities and
 deferred credits..................................       175.2        127.0
                                                       ---------    ---------
Total liabilities..................................     2,867.2      1,724.2
                                                       ---------    ---------
Shareholders' equity:
  4 Percent cumulative preferred stock.............        11.0         11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289 shares....        87.1         87.1
  Capital in excess of par value...................       315.2        305.9
  Reinvested earnings..............................     1,039.7      1,292.6
  Foreign currency translation.....................       (71.1)       (50.0)
  Unrealized gain (loss) on investments............        (1.5)          .1
  Treasury stock, at cost..........................      (374.5)      (395.5)
                                                       ---------    ---------
Total shareholders' equity.........................     1,005.9      1,251.2
                                                       ---------    ---------
Total liabilities and shareholders' equity             $3,873.1     $2,975.4
                                                       =========    =========


(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                    Years Ended June 30,
                                            -----------------------------------
                                              1998
                                            Restated      1997         1996
                                             ---------   ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss).......................  $ (204.4)   $  190.1    $  211.9
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
  Depreciation............................     114.3        97.5       109.6
  Amortization............................      75.3        30.2        39.5
  Postretirement benefits.................       6.3         7.9        10.9
  Undistributed equity in earnings of
   joint venture..........................                 (17.0)      (25.0)
  Gains on asset disposals................    (114.3)     (182.5)      (55.1)
  Deferred income taxes...................     (75.8)      144.1        30.5
  Write-off of purchased research
   and development........................     308.3
  Sale of inventory stepped up to fair
   value at acquisition ..................      75.4
  Write-off of pre-operating costs........      12.5
                                            ---------   ---------   ---------
                                               197.6       270.3       322.3
  Changes in operating assets and
   liabilities:
    Trade receivables.....................     (15.6)      (34.3)      (62.5)
    Inventories...........................     (18.1)       17.8       (49.5)
    Other current assets..................      63.8       (62.0)      ( 2.7)
    Accounts payable, accrued liabilities
     and income taxes payable, net........     (35.6)      111.6        22.8
    Net assets of discontinued
     operations...........................       (.4)        9.8       (68.6)
    Other noncurrent liabilities and
     deferred credits.....................      30.6        (4.3)       49.7
    Other, net............................     (13.9)       (5.1)      (41.1)
                                            ---------   ---------   ---------
Net cash provided by operating activities.     208.4       303.8       170.4
                                            ---------   ---------   ---------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures......................    (142.7)     (109.5)     (169.2)
Acquisition spending......................  (1,790.9)      (16.8)     (153.9)
Proceeds from asset disposals.............     308.2       412.8       120.5
Other, net................................       7.0        (6.7)        5.1
                                            ---------   ---------   ---------
Net cash provided (used) by
 investing activities.....................  (1,618.4)      279.8      (197.5)
                                            ---------   ---------   ---------
CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in short-term debt....     279.5      (103.8)      511.7
Proceeds from long-term debt..............     399.8         1.1       199.5
Payments on long-term debt................      (3.9)      (10.2)     (103.7)
Issuance of Mallinckrodt common stock.....      40.0        39.6        31.0
Acquisition of treasury stock.............      (9.7)     (149.9)     (130.5)
Dividends paid............................     (48.5)      (48.2)      (45.7)
                                            ---------   ---------   ---------
Net cash provided (used) by financing
 activities...............................     657.2      (271.4)      462.3
                                            ---------   ---------   ---------
Increase (decrease) in cash and
 cash equivalents.........................    (752.8)      312.2       435.2
Cash and cash equivalents at
 beginning of year........................     808.3       496.1        60.9
                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..  $   55.5      $808.3      $496.1
                                            =========   =========   =========


(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
                                          Capital in  Reinvested
                       Preferred  Common  Excess of   Earnings       Treasury
                         Stock    Stock   Par Value   Restated  Other   Stock
                         -----    ------  ---------   --------  -----  -------
BALANCE, JUNE 30, 1995.  $11.0    $87.1     $274.1   $984.5    $(9.3) $(175.9)
Net earnings...........                               211.9
Dividends:
  4 Percent cumulative
   preferred stock
   ($4.00 per share)...                                 (.4)
  Common stock
   ($.605 per share)...                               (45.3)
Stock option exercises.                        8.1                       21.6
Income tax benefit
 from stock options
 exercised ............                        1.3
Acquisition of
 treasury stock........                                                (130.5)
Translation adjustment.                                         (7.5)
Unrealized gain on
 investments...........                                          1.5
                         -----    ------    ------  --------   ------   -------

BALANCE, JUNE 30, 1996.   11.0     87.1      283.5   1,150.7   (15.3)  (284.8)
Net earnings...........                                190.1
Dividends:
  4 Percent cumulative
   preferred stock
   ($4.00 per share)...                                  (.4)
  Common stock
   ($.65 per share)....                                (47.8)
Stock option exercises.                        6.7                       27.2
Income tax benefit
 from stock options
 exercised.............                        5.7
Acquisition of
 treasury stock........                                                (149.9)
Issuance of stock
 related to an
 acquisition...........                       10.0                       12.0
Translation adjustment,
 net of $9.3 translation
 loss included in
 discontinued
 operations............                                        (35.2)
Unrealized gain on
 investments...........                                           .6
                         -----    ------    ------  --------   ------  -------

BALANCE, JUNE 30, 1997.   11.0     87.1      305.9   1,292.6   (49.9)  (395.5)
Net loss...............                               (204.4)
Dividends:
  4 Percent cumulative
  preferred stock
  ($4.00 per share)....                                  (.4)
  Common stock
  ($.66 per share).....                                (48.1)
Stock option exercises.                        1.6                       16.5
Income tax benefit from
 stock options
 exercised.............                        2.1
Acquisition of
 treasury stock........                                                  (9.7)
Investment plan match..                        2.4                        7.3
Restricted stock award.                        3.2                        6.9
Translation adjustment.                                        (21.1)
Unrealized loss on
 investments...........                                         (1.6)
                         -----    ------    ------  --------  ------- --------
BALANCE, JUNE 30, 1998.  $11.0    $87.1     $315.2  $1,039.7  $(72.6) $(374.5)
                         =====    ======    ======  ========  ======= ========

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

Goodwill is amortized on a straight-line basis over 4 to 40 years
(weighted average life of 29 years). Technology is amortized on a straight-line basis over 15 to 25 years (weighted average life of 16 years). Other intangible assets, consisting primarily of trademarks, trade names, and manufacturing and distribution agreements, are amortized primarily on a straight-line basis over 3 to 40 years
(weighted average life of 20 years).

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

In connection with the Company's filing of a shelf registration for debt securities in December 1997, Mallinckrodt was engaged in discussions with the staff of the Securities and Exchange Commission
(SEC) regarding the purchase price allocation related to the acquisition of Nellcor. On January 26, 1999, the Company concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC as articulated publicly in an SEC letter to the American
Institute of Certified Public Accountants in September 1998. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. A corresponding $90 million increase in goodwill will be amortized over the previously established 30-year amortization period beginning in September 1997. The accompanying
1998 consolidated financial statements have been restated to reflect this change. The effects of this change on previously reported
Consolidated Statements of Operations and Consolidated Balance Sheets are as follows:



(In millions, except per share amounts)             Year Ended June 30, 1998
                                                    ------------------------
                                                    As Reported     Restated

                                                    -----------     --------
Consolidated Statements of Operations
  Selling, administrative and general expenses       $   712.5      $  715.0
  Purchased research and development                     396.3         306.3
  Total operating costs and expenses                   2,617.5       2,530.0
  Operating earnings (loss)                             (250.5)       (163.0)
  Earnings (loss) from continuing operations
   before income taxes                                  (337.5)       (250.0)
  Earnings (loss) from continuing operations            (355.9)       (268.4)
  Earnings (loss) before cumulative effect of
   accounting change                                    (283.5)       (196.0)
  Net earnings (loss)                                   (291.9)       (204.4)
  Available for common shareholders                  $  (292.3)     $ (204.8)

  Basic earnings per common share:
   Earnings (loss) from continuing operations        $   (4.89)     $  (3.69)
   Net earnings (loss)                               $   (4.01)     $  (2.81)

  Diluted earnings per common share:
   Earnings (loss) from continuing operations        $   (4.89)     $  (3.69)
   Net earnings (loss)                               $   (4.01)     $  (2.81)


                                                         June 30, 1998
                                                    ------------------------
                                                    As Reported     Restated
                                                    -----------     --------
Consolidated Balance Sheets
  Goodwill, net                                      $   899.5      $  987.0
  Total assets                                         3,785.6       3,873.1
  Reinvested earnings                                    952.2       1,039.7
  Total shareholders' equity                             918.4       1,005.9
  Total liabilities and shareholders' equity           3,785.6       3,873.1


The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon generally accepted accounting principles and estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $814.2 million, was allocated to goodwill and is being amortized on a straight-line basis over 30 years. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

Approximately $835.4 million of the purchase price was allocated to identifiable intangible assets including purchased research and development ($308.3 million), technology ($374.2 million), and trademarks and trade names and assembled work force ($152.9 million). (See Note 1 for amortization periods and methods for intangible assets.)

The purchased research and development represents the value of numerous new medical devices and other products/technologies in all major product lines that were in various stages of development and had not reached technological feasibility at the transaction date.
No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in early stages of development. Management is primarily responsible for estimating the fair value of purchased research and development. To determine the value of the purchased research and development, the expected future net cash flows of the in-process technology were determined based on forecasts of future results as of the acquisition date for each project that management believed at the acquisition date were likely to occur. Revenue projections, which are the most significant and uncertain assumptions that affect the valuation, were based primarily upon the growth rates for markets served and the estimated life of each product's technology provided by management based upon their knowledge at the acquisition date. Significant projected aggregate revenue growth assumed increasing demand for medical devices, and the Company's ability to maintain a significant share of the markets. The products generated by these projects were expected to be commercially available within one to four years after the acquisition date. Costs of goods sold, expressed as a percent of revenue, were expected to decrease from current projections of 48 percent to 43 percent over time. Gross margins, as they relate inversely to costs of goods sold as a percentage of revenue, were assumed to increase, in the aggregate, over time due mainly to improving efficiency in the manufacturing processes and more profitable products having a greater impact on total sales. Selling, general and administration expenses, excluding depreciation and amortization, expressed as a percent of revenues were estimated at 24 percent for all periods. Such expense levels were expected to be achieved through the elimination of redundant administrative functions and administration and selling personnel, and lower infrastructure costs for international expansion. The future net cash flows were discounted at 16 percent, taking into account the time value of money as well as investment risk factors to appropriately reflect the risks of realization of the cash flows. The major risks associated with timely completion and commercialization are to transform concepts into designs that meet customer requirements, gain regulatory approval and market clearance in the key markets, and ramp up the manufacturing process once regulatory approval is obtained. The discounted cash flows were then reduced to reflect only the accomplishment made by Nellcor toward the products' ultimate completion through the acquisition date. The assumptions used in determining the value of purchased research and development represent management's good faith best estimates of the in-process products' likely performance as of the acquisition date. The purchased research and development intangible asset, which had no tax benefit, was charged to results of operations during the first quarter of 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

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

(In millions, except per share amounts)          1998        1997
                                               --------    --------
Net sales                                      $2,462.3    $2,436.8
Net earnings from continuing operations          $109.3      $108.7
Net earnings per share from continuing
 operations
  Basic                                           $1.49       $1.47
  Diluted                                         $1.48       $1.44

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


                                                 1998        1997      1996
                                               --------    -------    -------
Numerator:
 Earnings (loss) from continuing operations..  $(268.4)    $175.2     $143.6
 Preferred stock dividends...................      (.4)       (.4)       (.4)
                                               --------    -------    -------
 Numerator for basic earnings (loss) per
  share and diluted earnings (loss)per
  share--income (loss) available to common
  shareholders...........                      $(268.8)    $174.8     $143.2
                                               ========    =======    =======
Denominator:
 Denominator for basic earnings per share--
  weighted-average shares................. 72,920,659  73,837,424  75,183,729

 Potential dilutive common shares--
  employee stock options..................              1,270,405   1,172,234
                                           ----------  ----------  ----------
 Denominator for diluted earnings (loss)
  per share--adjusted weighted-average
  shares and assumed conversions.......... 72,920,659  75,107,829  76,355,963
                                           ==========  ==========  ==========

Basic earnings (loss) from continuing
 operations per common share...............     $(3.69)     $2.37      $1.90
                                                =======     =====      =====

Diluted earnings (loss) from
 continuing operations per common share.......  $(3.69)     $2.33      $1.88
                                                =======     =====      =====


The diluted share base for the twelve months ended June 30, 1998 excludes incremental shares of 612,285 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1998.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                       1998       1997     1996
                                                  --------   -------   -------
Interest paid.................................    $ 83.7     $ 69.1    $ 48.6
Income taxes paid.............................      73.3       82.2      65.0
Noncash investing and financing activities:
 Assumption of liabilities related
  to acquisitions.............................     465.6        2.3      21.5
 Principal amount of debt assumed by
  buyers in conjunction with divestitures.....       1.0      530.6
 Preferred stock received related to a
  divestiture.................................                 88.9
 Issuance of stock related to an acquisition..                 22.0


The interest paid and income taxes paid presented above include amounts related to discontinued operations.

NOTE 5 - INVENTORIES


AT JUNE 30, (in millions)                          1998       1997
                                                  ------     ------
Raw materials and supplies....................    $208.4     $107.4
Work in process...............................      46.4       39.9
Finished goods................................     215.2      144.5
                                                  ------     ------
                                                  $470.0     $291.8
                                                  ======     ======

NOTE 6 - INVESTMENTS AND OTHER NONCURRENT ASSETS

AT JUNE 30, (in millions)                          1998       1997
                                                  ------     ------
Preferred stock received related
 to a divestiture.............................    $ 86.1     $ 88.9
Other investments, net........................      42.9       32.9
Other noncurrent assets, net..................      25.5       23.3
                                                  ------     ------
                                                  $154.5     $145.1
                                                  ======     ======

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30, (in millions)                         1998        1997
                                                ---------  ---------
Land..........................................  $   69.1   $   50.6
Buildings and leasehold improvements..........     354.2      300.1
Machinery and equipment.......................     916.9      778.5
Construction in progress......................      71.3       59.2
                                                --------   ---------
                                                 1,411.5    1,188.4
Accumulated depreciation......................    (516.6)    (447.1)
                                                ---------  ---------
                                                $  894.9   $  741.3
                                                =========  =========

Capitalized interest costs were $.8 million in 1998, $.7 million in 1997 and $1.6 million in 1996.

NOTE 8 - INTANGIBLE ASSETS

AT JUNE 30, (in millions)                           1998      1997
                                                  ---------  -------
Goodwill......................................    $1,079.4   $280.5
Accumulated amortization......................       (92.4)   (58.0)
                                                  ---------  -------
Goodwill, net.................................      $987.0   $222.5
                                                  =========  =======

Technology....................................    $  390.4   $ 30.3
Accumulated amortization......................       (26.1)    (5.9)
                                                  ---------  -------
Technology, net...............................    $  364.3   $ 24.4
                                                  ========   =======

Other intangible assets.......................    $  337.4   $187.2
Accumulated amortization......................       (55.3)   (42.8)
                                                  ---------  -------
Other intangible assets, net                      $  282.1   $144.4
                                                  ========   =======

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

NOTE 10 - INCOME TAXES

Income taxes included in the Consolidated Statements of Operations were (in millions):


                                                   1998       1997     1996
                                                  --------   -------   -------
Continuing operations.........................    $ 18.4     $ 96.3    $ 84.3
Discontinued operations:
  Sale of catalysts and chemical additives
   division...................................      45.4
  Catalysts and chemical additives division
   operations.................................       5.3        6.0       5.7
  Divestiture of Fries & Fries, Inc...........                158.9
  Fries & Fries, Inc. operations..............                  (.5)     10.8
  Sale of animal health segment...............      (4.2)      21.9
  Animal health segment operations............                 11.4      11.0
  Divestiture of feed ingredients business....                           19.3
  Feed ingredients business operations........                            2.2
  Other.......................................      (8.4)      (1.4)    (10.3)
                                                  -------    -------   -------
  Total discontinued operations...............      38.1      196.3      38.7
                                                  -------    -------   -------
Cumulative effect of accounting change........      (4.1)
                                                  -------    -------   -------
                                                  $ 52.4     $292.6    $123.0
                                                  =======    =======   =======


The geographical sources of earnings (loss) from continuing operations before income taxes were (in millions):

                                     1998         1997      1996
                                    --------    -------    -------
U.S...........................      $(355.8)    $161.7     $123.0
Outside U.S...................        105.8      109.8      104.9
                                    --------    -------    -------
                                    $(250.0)    $271.5     $227.9
                                    ========    =======    =======

The components of the income tax provision charged to continuing operations follow (in millions):

                                     1998         1997      1996
                                    --------     -------   -------
Current:
  U.S. Federal................      $  53.3      $ 41.5    $ 26.1
  U.S. state and local........          4.4         7.0       4.1
  Outside U.S.................         29.5        26.3      27.5
                                    --------     ------    ------
                                       87.2        74.8      57.7
                                    --------     ------    ------

Deferred:
  U.S. Federal................        (87.5)        8.8      20.5
  U.S. state and local........         14.2         2.7       2.6
  Outside U.S.................          4.5        10.0       3.5
                                    --------     ------    ------
                                      (68.8)       21.5      26.6
                                    --------     ------    ------
                                     $ 18.4      $ 96.3    $ 84.3
                                    ========     ======    ======

The Company had the following deferred tax balances at June 30, 1998 and 1997 (in millions):

                                                 1998       1997
                                                -------    -------
Deferred tax assets:
  Restructuring accruals.....................   $ 16.2     $ 21.0
  Pensions and deferred compensation.........     20.2       15.4
  Net operating losses.......................     11.4        6.4
  Environmental accruals.....................     28.2       24.0
  Other, net.................................     44.1
                                                -------    -------
Gross deferred tax assets....................    120.1       66.8
  Valuation allowance........................    (30.4)     (22.8)
                                                -------    -------
Total deferred tax assets....................     89.7       44.0
                                                -------    -------
Deferred tax liabilities:
  Property, plant and equipment..............    133.9      126.6
  Receivables................................     18.8       47.8
  Intangible assets..........................    234.8       55.6
  Other, net.................................                25.3
                                                -------    -------
Total deferred tax liabilities...............    387.5      255.3
                                                -------    -------
Net deferred tax liabilities.................   $297.8     $211.3
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

Factors causing the effective tax rate for continuing operations to differ from the U.S. Federal statutory rate were (in millions):

                                     1998         1997      1996
                                    --------    -------    -------
Computed tax at the U.S.
 Federal statutory rate..........   $(87.5)     $ 95.0     $ 79.8
State income taxes, net of
 Federal benefit.................      12.1        6.6        4.6
Effect of foreign operations.....     (14.4)     (15.8)     (11.6)
Purchase accounting                   115.0
Other items......................      (6.8)      10.5       11.5
                                    --------    -------    -------
Income tax provision.............   $  18.4     $ 96.3     $ 84.3
                                    ========    =======    =======

Effective tax rate                   (7.4)%      35.5%      37.0%

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

                                      1998       1997       1996
                                    --------    -------    -------
Net earnings (loss):
  As reported.................      $(204.4)     $190.1    $211.9
  Pro forma...................       (215.3)      183.6     209.9
Earnings (loss) per share:
  As reported.................      $ (2.81)     $ 2.53    $ 2.77
  Pro forma...................        (2.96)       2.44      2.74

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
                                    =======     ======     ======

Net sales, earnings (loss) from continuing operations before income taxes, and identifiable assets by geographic areas follow (in millions):



1998                United             Asia/     Latin
                    States    Europe   Pacific   America   Canada     Total
                   --------   ------   -------   -------   ------    --------
Gross sales......  $1,929.2   $607.1   $121.6    $41.3      $116.2   $2,815.4
Intercompany.....     205.6    162.5      2.4     14.1        63.8      448.4
                    --------   ------   -------   -------   -------   --------
Net sales........  $1,723.6   $444.6   $119.2    $27.2     $  52.4   $2,367.0
                   ========   ======   =======   =======   =======   ========

1997
Gross sales......  $1,305.4   $473.8   $102.2    $37.7      $107.3   $2,026.4
Intercompany.....     117.0    124.4      3.1     10.3        73.5      328.3
                   --------   ------   -------   -------    ------   --------
Net sales........  $1,188.4   $349.4   $ 99.1    $27.4      $ 33.8   $1,698.1
                   ========   ======   =======   =======    ======   ========

1996
Gross sales......  $1,187.8   $445.2   $107.4    $20.7      $ 86.3   $1,847.4
Intercompany.....      87.4    102.8      1.8      2.6        55.9      250.5
                   --------   ------   ------    -------    ------   --------
Net sales........  $1,100.4   $342.4   $105.6    $18.1      $ 30.4   $1,596.9
                   ========   ======   ======    =======    ======   ========

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

                                                   1998      1997       1996
                                                ---------   -------  ---------

United States...............................     $(236.8)   $215.9     $215.9
Europe......................................        96.9      84.9       94.4
Asia/Pacific................................          .8       4.7        6.1
Latin America...............................         4.0       4.8        2.7
Canada......................................         6.4       8.0        6.1
Corporate...................................       (26.6)    (24.7)     (41.4)
Eliminations................................        (7.7)      3.9       (4.3)
                                                ---------   -------  ---------
Operating earnings (loss)...................      (163.0)    297.5      279.5
Interest income and other nonoperating
 income (expense), net......................        14.8      22.0        (.3)
Interest expense............................      (101.8)    (48.0)     (51.3)
                                                ---------   -------  ---------
Consolidated................................     $(250.5)   $271.5     $227.9
                                                =========   =======  =========

ASSETS
United States...............................    $2,962.4   $1,245.5  $1,228.7
Europe......................................       539.9      480.0     518.0
Asia/Pacific................................        58.9       45.3      59.8
Latin America...............................        36.1       33.7      23.4
Canada......................................        60.6       42.0      51.8
Corporate...................................       198.0    1,004.1     531.9
Discontinued operations.....................        17.2      124.8     604.0
                                                ---------  --------  ---------
Consolidated................................    $3,873.1   $2,975.4  $3,017.6
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


QUARTERLY RESULTS
(In millions, except per share amounts)
FISCAL 1998
                                              Quarter (Unaudited)
                                 --------------------------------------------
                                        First                   Second
                                 Reported    Restated    Reported    Restated
                                 --------    --------    --------    --------
Net sales..................      $ 454.6     $ 454.6     $607.3      $607.3
Gross margins..............        178.8       178.8      211.5       211.5
Earnings (loss) from
 continuing operations.....       (380.7)     (290.9)     (18.6)      (19.4)
Discontinued operations....                                14.5        14.5
Cumulative effect of
 accounting change.........         (8.4)       (8.4)
                                 --------    --------    -------     -------
Net earnings (loss)........       (389.1)     (299.3)      (4.1)       (4.9)
Preferred stock dividends..          (.1)        (.1)       (.1)        (.1)
                                 --------    --------    -------     -------
Available for common
 shareholders..............      $(389.2)    $(299.4)    $ (4.2)     $ (5.0)
                                 ========    ========    =======     =======
Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations...      $ (5.26)    $ (4.02)    $ (.26)     $ (.27)
  Discontinued operations..                                 .20         .20
  Cumulative effect of
   accounting change.......         (.11)       (.11)
                                 --------    --------    -------     -------
   Net earnings (loss)......     $ (5.37)    $ (4.13)    $ (.06)     $ (.07)
                                 ========    ========    =======     =======
Diluted earnings
 common share:
  Earnings (loss) from
   continuing operations...      $ (5.26)    $ (4.02)    $ (.26)     $ (.27)
  Discontinued operations..                                . 20         .20
  Cumulative effect of
   accounting change....            (.11)       (.11)
                                 --------    --------    -------     -------
  Net earnings (loss)......      $ (5.37)    $ (4.13)    $ (.06)     $ (.07)
                                 ========    ========    =======     =======


                                              Quarter (Unaudited)
                                 --------------------------------------------
                                        Third                   Fourth
                                 Reported    Restated    Reported    Restated
                                 --------    --------    --------    --------
Net sales..................      $ 649.8     $ 649.8     $655.3      $655.3
Gross margins..............        305.2       305.2      302.7       302.7
Earnings (loss) from
 continuing operations.....         32.7        31.9       10.7        10.0
Discontinued operations....         (4.0)       (4.0)      61.9        61.9
Cumulative effect of
 accounting change.........
                                 --------    --------    -------     -------
Net earnings (loss)........         28.7        27.9       72.6        71.9
Preferred stock dividends..          (.1)        (.1)       (.1)        (.1)
                                 --------    --------    -------     -------
Available for common
 shareholders..............      $ 28.6      $ 27.8      $ 72.5     $  71.8
                                 ========    ======      =======     =======
Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations...      $  .45      $  .44      $  .14      $  .13
  Discontinued operations..        (.06)       (.06)        .85         .85
  Cumulative effect of
   accounting change.......
                                 --------    --------    -------     -------
   Net earnings (loss)......     $  .39      $   .38     $  .99      $  .98
                                 ========    ========    =======     =======
Diluted earnings
 common share:
  Earnings (loss) from
   continuing operations...      $  .44      $   .43     $  .14      $  .13
  Discontinued operations..        (.05)        (.05)       .85         .85
  Cumulative effect of
   accounting change....
                                 --------    --------    -------     -------
  Net earnings (loss)......      $  .39      $   .38     $  .99      $  .98
                                 ========    ========    =======     =======


See Note 2 of Notes to Consolidated Financial Statements for information concerning the Company's restatement of its 1998 consolidated financial statements, which impacted previously reported quarterly financial information as indicated above.

On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Approximately $308.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during the first quarter of 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

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

Net earnings per share for the four quarters of 1998 were less than full year per share results by three cents due to increases in common shares outstanding during 1998.

(In millions, except per share amounts)


FISCAL 1997
                                       Quarter (Unaudited)
                              -------------------------------------
                                First    Second    Third    Fourth
                              --------  --------  -------  --------
Net sales..................    $404.6    $414.3   $429.6    $449.6
Gross margins..............     191.5     195.5    199.2     214.0
Earnings from
 continuing operations.....      35.5      37.8     46.2      55.7
Discontinued operations....       (.1)      5.7      2.4       6.9
                              --------  --------  -------  --------
Net earnings...............      35.4      43.5     48.6      62.6
Preferred stock dividends..       (.1)      (.1)     (.1)      (.1)
                              --------  --------  -------  --------
Available for common
 shareholders..............    $ 35.3    $ 43.4   $ 48.5    $ 62.5
                              ========  ========  =======  ========
Basic earnings per common
 share:
  Earnings from continuing
   operations..............    $  .48    $  .51   $  .63    $  .76
  Discontinued operations..                 .08      .03        09
                               --------  --------  -------  --------
  Net earnings.............    $ . 48    $  .59   $  .66    $  .85
                              ========  ========  =======  ========
  Diluted earnings per
   common share:
  Earnings from continuing
   operations..............    $  .47    $  .50   $  .61    $  .75
  Discontinued operations..                 .07      .04       .09
                              --------  --------  -------  --------
  Net earnings.............    $  .47    $  .57   $  .65    $  .84
                              ========  ========  =======  ========

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and
       Exhibits

(1)(2) See index on page 59 for a listing of financial statements and financial statement schedules filed with this report.

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

3.2 By-Laws of Mallinckrodt as amended through April 15, 1992 (incorporated herein by reference to Exhibit 3.2 to 1998 Form 10-K)

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

10.20 Directors Stock Award Plan of Mallinckrodt Inc., effective October 15, 1997 (1) (incorporated herein by reference to Appendix A to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.21 The Mallinckrodt Inc. Equity Incentive Plan, effective April 16, 1997 (1) (incorporated herein by reference to Appendix B to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.22 Employment Agreement dated September 5, 1997 between the Company and C. Raymond Larkin (1) (incorporated herein by reference to Exhibit 10.22 to Form 10-K)

10.23     Terms of Separation dated December 15, 1997 between the
          Company and C. Raymond Larkin (1) (incorporated herein by reference to Exhibit 10.23 to 1998 Form 10-K)

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

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to 1998 Form 10-K)

23.1 Consent of Ernst & Young LLP (filed with this electronic submission)

27(a) Financial data schedule for the year ended June 30, 1998 (filed with this electronic submission)

27(b) Financial data schedule for the year ended June 30, 1997 (incorporated herein by reference to Exhibit 27(b) to 1998 Form 10-K)

27(c) Financial data schedule for the year ended June 30, 1996 (incorporated herein by reference to Exhibit 27(c) to 1998 Form 10-K)

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

- Report dated July 6, 1998 under Item 5 regarding the closure of Nellcor Puritan Bennett Incorporated facilities in Lenexa,
    Kansas.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page
                                                              ------
Consolidated Balance Sheets at June 30, 1998 and 1997.....      28
For the years ended June 30, 1998, 1997 and 1996:
  Consolidated Statements of Operations...................      27
  Consolidated Statements of Cash Flows...................      29
  Consolidated Statements of Changes in
   Shareholders' Equity...................................      30
  Notes to Consolidated Financial Statements..............    31-50
  Quarterly Results.......................................    51-52

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

By: /s/  MICHAEL A. ROCCA          By: /s/  DOUGLAS A. MCKINNEY
   -------------------------          --------------------------
         Michael A. Rocca                   Douglas A. McKinney
   Senior Vice President and          Vice President and Controller
   Chief Financial Officer

Date: February 15, 1999