Form 10-Q/A
period 1998-09-30
MALLINCKRODT INC /MO
filed 1999-02-16
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                     --------------------------------

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

                     --------------------------------

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

This Form 10-Q/A No. 1 is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three months ended September 30, 1998 of Mallinckrodt Inc. filed with the Securities and Exchange Commission on November 10, 1998 (the Form 10-Q). Part I, Items 1 and 2 "Financial Information" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Form 10-Q are hereby amended and restated in their entirety due to the change in the amount of the purchase price of Nellcor Puritan Bennett Incorporated that was allocated to purchased research and development and to provide additional disclosures as follows.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1998, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                               Three Months Ended
                                                  September 30,
                                              ---------------------
                                                1998         1997
                                              --------     --------
Net sales                                     $ 591.2      $ 454.6
Operating costs and expenses:
  Cost of goods sold                            318.3        275.8
  Selling, administrative and
   general expenses                             172.4        119.0
  Purchased research and development                         306.3
  Research and development expenses              33.9         27.7
  Other operating income, net                                 (1.5)
                                              --------     --------
Total operating costs and expenses              524.6        727.3
                                              --------     --------
Operating earnings (loss)                        66.6       (272.7)
Interest and other nonoperating
 income, net                                       .9          9.2
Interest expense                                (20.6)       (18.3)
                                              --------     --------
Earnings (loss) from continuing
 operations before income taxes                  46.9       (281.8)
Income tax provision                             15.2          9.1
                                              --------     --------
Earnings (loss) from continuing operations       31.7       (290.9)
Discontinued operations                          22.6
                                              --------     --------
Earnings (loss) before cumulative effect
 of accounting change                            54.3       (290.9)
Cumulative effect of accounting change                        (8.4)
                                              --------     --------
Net earnings (loss)                              54.3       (299.3)
Preferred stock dividends                         (.1)         (.1)
                                              --------     --------
Available for common shareholders             $  54.2      $(299.4)
                                              ========     ========

Basic earnings per common share:
  Earnings (loss) from continuing
   operations                                 $   .43      $ (4.02)
  Discontinued operations                         .31
  Cumulative effect of accounting change                      (.11)
                                              --------     --------
  Net earnings (loss)                         $   .74      $ (4.13)
                                              ========     ========

Diluted earnings per common share:
  Earnings (loss) from continuing
   operations                                 $   .43      $ (4.02)
  Discontinued operations                         .31
  Cumulative effect of accounting change                      (.11)
                                              --------     --------
  Net earnings (loss)                         $   .74      $ (4.13)
                                              ========     ========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                          September 30,    June 30,
                                              1998           1998
                                          -------------   ----------
Assets

Current assets:
  Cash and cash equivalent                   $   58.1      $   55.5
  Trade receivables, less allowances
   of $18.3 at September 30 and $16.7
   at June 30                                   452.1         486.3
  Inventories                                   505.6         470.0
  Deferred income taxes                         108.9          95.2
  Other current assets                           69.3          61.5
  Net current assets of discontinued
   operations                                                   4.8
                                             ---------     ---------
Total current assets                          1,194.0       1,173.3
Investments and other noncurrent assets,
 less allowances of $6.2 at September 30
 and $5.8 at June 30                            154.7         154.5
Property, plant and equipment, net              903.3         894.9
Goodwill, net                                   980.3         987.0
Technology, net                                 351.1         364.3
Other intangible assets, net                    284.5         282.1
Net noncurrent assets of discontinued
 operations                                                    12.4
Deferred income taxes                             4.8           4.6
                                             ---------     ---------
Total assets                                 $3,872.7      $3,873.1
                                             =========     =========


Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                            $  373.1      $  311.4
  Accounts payable                              181.1         215.0
  Accrued liabilities                           468.9         532.0
  Income taxes payable                          114.5         122.3
  Deferred income taxes                           4.0           1.4
                                             ---------     ---------
Total current liabilities                     1,141.6       1,182.1


Long-term debt, less current maturities         944.4         944.5
Deferred income taxes                           401.8         396.2
Postretirement benefits                         170.8         169.2
Other noncurrent liabilities
 and deferred credits                           183.2         175.2
                                             ---------     ---------
Total liabilities                             2,841.8       2,867.2
                                             ---------     ---------
Shareholders' equity:
  4 Percent cumulative preferred stock           11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,116,289
   shares                                        87.1          87.1
  Capital in excess of par value                314.9         315.2
  Reinvested earnings                         1,082.0       1,039.7
  Accumulated other comprehensive expense       (53.7)        (72.6)
  Treasury stock, at cost                      (410.4)       (374.5)
                                             ---------     ---------
Total shareholders' equity                    1,030.9       1,005.9
                                             ---------     ---------
Total liabilities and shareholders' equity   $3,872.7      $3,873.1
                                             =========     =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                               Three Months Ended
                                                  September 30,
                                              ---------------------
                                                1998         1997
                                              --------    ---------
Cash Flows - Operating Activities
Net earnings (loss)                           $  54.3     $  (299.3)
Adjustments to reconcile net earnings
 (loss) to net cash provided (used)
  by operating activities:
   Depreciation                                  28.8          25.5
   Amortization                                  20.9          12.6
   Postretirement benefits                        1.7           3.3
   (Gains)/losses on asset disposals            (37.4)           .1
   Deferred income taxes                         (7.4)         (8.7)
   Write-off of purchased research
    and development                                           308.3
   Sale of inventory stepped up to
    fair value at acquisition                                  18.8
   Write-off of pre-operating costs                            12.5
                                              --------    ----------
                                                 60.9          73.1

   Changes in operating assets and
    liabilities:
     Trade receivables                           41.5          33.8
     Inventories                                (33.5)        (17.4)
     Other current assets                         (.8)         43.0
     Accounts payable, accrued liabilities
      and income taxes payable, net            (112.1)       (152.9)
     Other noncurrent liabilities and
      deferred credits                            6.0          18.4
     Other, net                                   6.7           2.0
                                              --------    ----------
Net cash provided (used) by operating
 activities                                     (31.3)           .0
                                              --------    ----------

Cash Flows - Investing Activities
Capital expenditures                            (27.3)        (30.3)
Acquisition spending                                       (1,734.6)
                                              --------    ----------
Proceeds from asset disposals                    55.1           1.3
Net cash provided (used) by investing
 activities                                      27.8      (1,763.6)
                                              --------    ----------
Cash Flows - Financing Activities
Increase in short-term debt                      60.5       1,091.8
Proceeds from long-term debt                       .2            .4
Payments on long-term debt                        (.4)
Issuance of Mallinckrodt common stock              .3          10.0
Acquisition of treasury stock                   (42.5)         (9.7)
Dividends paid                                  (12.0)        (12.1)
                                              --------    ----------
Net cash provided by financing activities         6.1       1,080.4
                                              --------    ----------

Increase (decrease) in cash and cash
 equivalents                                      2.6        (683.2)
Cash and cash equivalents at beginning
 of period                                       55.5         808.3
                                              --------    ----------
Cash and cash equivalents at end of period    $  58.1     $   125.1
                                              ========    ==========

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

    In connection with the Company's filing of a shelf registration for debt securities in December 1997, Mallinckrodt was engaged in discussions with the staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to the acquisition of Nellcor. On January 26, 1999, the Company concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC as articulated publicly in an SEC letter to the American Institute of Certified Public Accountants (AICPA) in September 1998. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. Of this amount, $306.3 million related to ongoing operations and $2.0 million related to operations classified as discontinued operations. This one-time noncash acquisition-related cost had no tax benefit. A corresponding $90 million increase in goodwill is being amortized on a straight-line basis over the previously established 30-year amortization period beginning in September 1997. The effects of this change on previously reported Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets are as follows:


                                         Three Months Ended September 30,
                                    -----------------------------------------
(In millions, except per                    1998                  1997
 share amounts                      -----------------------------------------
                                       As                    As
                                    Reported   Restated   Reported   Restated
                                    --------   --------   --------   --------
Condensed Consolidated Statements
 of Operations
  Selling, administrative and
   general expenses                  $ 171.7   $  172.4   $  118.8   $  119.0
  Purchased research and development                         396.3      306.3
  Total operating costs and expenses   523.9      524.6      817.1      727.3
  Operating earnings (loss)             67.3       66.6     (362.5)    (272.7)
  Earnings (loss) from continuing
   operations before income taxes       47.6       46.9     (371.6)    (281.8)
  Earnings (loss) from continuing
   operations                           32.4       31.7     (380.7)    (290.9)
  Earnings (loss) before cumulative
   effect of accounting change          55.0       54.3     (380.7)    (290.9)
  Net earnings (loss)                   55.0       54.3     (389.1)    (299.3)
  Available for common shareholders  $  54.9   $   54.2   $ (389.2)  $ (299.4)

  Basic earnings per common share:
   Earnings (loss) from continuing
    operations                       $   .44   $    .43   $  (5.26)  $  (4.02)
   Net earnings (loss)               $   .75   $    .74   $  (5.37)  $  (4.13)

  Diluted earnings per common share:
   Earnings (loss) from continuing
    operations                       $   .44   $    .43   $  (5.26)  $  (4.02)
  Net earnings (loss)                $   .75   $    .74   $  (5.37)     (4.13)


                                     September 30, 1998       June 30, 1998
                                    -------------------   -------------------
                                       As                    As
                                    Reported   Restated   Reported   Restated
                                    --------   --------   --------   --------

Condensed Consolidated Balance
 Sheets
  Goodwill, net                     $  893.5   $  980.3   $  899.5   $  987.0
  Total assets                       3,785.9    3,872.7    3,785.6    3,873.1
  Reinvested earnings                  995.2    1,082.0      952.2    1,039.7
  Total shareholders' equity           944.1    1,030.9      918.4    1,005.9
  Total liabilities and
   shareholders' equity              3,785.9    3,872.7    3,785.6    3,873.1

(/TABLE>

    The sale of Nellcor inventories, which were stepped up to fair value in connection with the allocation of purchase price, resulted in charges of $18.8 million, $11.7 million net of taxes for the quarter ended September 30, 1997. Of this pretax amount, $18.6 million related to ongoing operations and $.2 million related to operations classified as discontinued operations.

    During 1998, in connection with management's plan to integrate
    Mallinckrodt and Nellcor into one company, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included Nellcor employee severance of $37.2 million, Nellcor employee relocation costs of $3.8 million and the elimination of contractual obligations of Nellcor, which had no future economic benefit, of $9.1 million. Approximately $32.1 million of cash expenditures have been incurred through September 30, 1998 and liabilities of $18.0 million related to the Nellcor integration plan remained in accrued liabilities at September 30, 1998. The majority of the remaining cash expenditures will occur in 1999 and, although none are expected, reductions in the estimated liability for these integration activities will be offset against the related goodwill.

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

                                                Three Months Ended
                                                   September 30,
                                              ----------------------
                                                1998         1997
                                              --------     ---------
    Numerator:
      Earnings (loss) from continuing
       operations                             $  31.7      $(290.9)
      Preferred stock dividends                   (.1)         (.1)
                                              --------     ---------
      Numerator for basic and diluted
       earnings (loss) per share--income
      (loss) available to common
       shareholders                           $  31.6      $ (291.0)
                                              ========     =========

    Denominator:
      Denominator for basic earnings (loss)
       per share--weighted-average shares    72,917,133   72,475,530
      Potential dilutive common shares--
       employee stock option                     86,766
                                             ----------   ----------
      Denominator for diluted earnings
       (loss) per share--adjusted
       weighted-average shares               73,003,899   72,475,530
                                             ==========   ==========

    Basic earnings (loss) from continuing
     operations per common share              $   .43      $  (4.02)
                                              =======      =========
    Diluted earnings (loss) from continuing
     operations per common share              $   .43      $  (4.02)
                                              =======      =========

    The diluted share base for the three months ended September 30, 1997 excluded incremental shares of 681,423 related to employee stock options. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during this period.

7. The components of inventory included the following as of September 30, 1998:
    (In millions)

    Raw materials and supplies                             $  206.6
    Work in process                                            47.2
    Finished goods                                            251.8
                                                           --------
                                                           $  505.6
                                                           ========

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
                                                          ----------
                                                          93,201,466
                                                          ==========

10. Supplemental cash flow information for the three months ended
    September 30 included:
    (In millions)

                                                1998         1997
                                              --------     --------
    Interest paid                              $ 27.7       $ 12.7
    Income taxes paid                            43.3          4.8
    Noncash investing and financing
     activities:
      Assumption of liabilities related
       to an acquisition                                     488.5
      Issuance of stock for investment
       plan match                                 6.0          9.7
      Restricted stock award                                  10.0

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
    (In millions)


                                                1998         1997
                                              --------     --------
    Net earnings (loss)                        $ 54.3      $(299.3)
    Other comprehensive income/(expense):
     Currency translation adjustment             21.2         (7.0)
     Net unrealized gain (loss) on
      investment securities                      (3.7)         3.4
     Tax benefit related to items of other
      comprehensive income                        1.4
                                              --------     --------
    Other comprehensive income (expense),
     net of tax                                  18.9         (3.6)
                                              --------     --------
    Total comprehensive income (loss)          $ 73.2      $(302.9)
                                              ========     ========

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

Overview
--------
As disclosed in previous filings, in connection with the Company's filing of a shelf registration for debt securities, Mallinckrodt was engaged in discussions with the staff of the SEC regarding the purchase price allocation related to the acquisition of Nellcor.  The
Company has concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC as articulated publicly in an SEC letter to the AICPA in September 1998.  The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million.  A corresponding $90 million increase in goodwill is being amortized on a straight-line basis over the previously established
30-year amortization period beginning in September 1997.  The effects of this change on previously reported consolidated financial statements are shown in the Company's Annual Report on Form 10-K/A
No. 1 for the year ended June 30, 1998.  The effects of this change on previously reported condensed consolidated financial statements for the three months ended September 30, 1998 and 1997 are shown in
Note 1 of Notes to Condensed Consolidated Financial Statements.
Management's Discussion and Analysis of Financial Condition and
Results of Operations reflects these adjustments in all periods of
1999 and 1998 presented and discussed below.

Results of Operations

General
-------
The Company recorded earnings from continuing operations of $31.7 million, or 43 cents per share for the quarter ended September 30,
1998.  Earnings from continuing operations for the same quarter last year, before including $317.8 million of noncash charges related to the acquisition of Nellcor, were $26.9 million, or 37 cents per share.

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

Actual revenues of some significant acquired in-process projects have experienced shortfalls when compared to revenue estimates developed as of the acquisition date. These shortfalls are primarily attributable to delays in receiving regulatory clearance to market and/or problems with production ramp up activities which often occur at the early stages of manufacturing a new product. The Company believes that such revenue shortfalls experienced to date do not indicate that these products will not meet customer needs or their long-term revenue expectations. These delays/problems can have an impact on sales for the first several quarters versus the plan established at the date of acquisition because of the typically steep increase in sales which occurs with the introduction of a new product; however, such delays are usually inconsequential over the life of the product. Thus, management believes the delays/problems experienced to date of some significant products will not reduce the expected long-term revenues of these products, but only the timing of the receipt of these revenues.

-----------------------------
(1)  CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:  Our discussion and analysis in this quarterly report contain some forward-looking statements.  Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events.
Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning.  Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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


Net earnings for the first quarter of 1999 were $54.3 million, or 74 cents per share as compared to a net loss of $299.3 million, or $4.13 loss per share for the same period last year. Net earnings for the first quarter of 1999 included a gain of $22.6 million, or 31 cents per share on the sale of a chemical additives business, which related to a division reclassified to discontinued operations in 1998. The net loss for the same quarter of 1998 included a charge of $8.4 million, or 11 cents per share related to the cumulative effect of an accounting change discussed in Note 3 of the condensed consolidated financial statements.

Net sales for the quarter were $591.2 million, up 30 percent from the $454.6 million in the same period last year. Sales to customers outside the United States were $181 million or 31 percent of total sales for the first quarter of 1999.

A comparison of sales and operating earnings follows:
(In millions)

                                               Three Months Ended
                                                  September 30,
                                              ---------------------
                                                1998         1997
                                              --------     --------
Net sales
  Respiratory                                 $ 256.2      $ 141.9
  Imaging                                       182.9        177.3
  Pharmaceuticals                               152.1        135.4
                                              --------     --------
                                              $ 591.2      $ 454.6
                                              ========     ========

Operating earnings (loss)
  Respiratory                                 $  22.4      $  22.2
  Imaging                                        30.7         23.1
  Pharmaceuticals                                20.5         12.4
                                              --------     --------
                                                 73.6         57.7
  Corporate expense                              (7.0)        (5.5)
                                              --------     --------
                                                 66.6         52.2
  Acquisition charges                                       (324.9)
                                              --------     --------
                                              $  66.6      $(272.7)
                                              ========     ========

Operating earnings for the quarter ended September 30, 1998 were $66.6 million, which is a 28 percent improvement over the same period of fiscal 1998 before acquisition-related charges. In the first quarter of last year, the Company recorded an operating loss of $272.7 million, which included noncash charges of $306.3 million for the write-off of purchased research and development and $18.6 million related to the sale of Nellcor inventories which were stepped up to fair value in connection with the Nellcor acquisition.

The Respiratory Group, of which Nellcor is now a part, had sales of $256.2 million or 81 percent greater than the sales recorded for the same period last year. The prior year results included only one month of Nellcor sales and operating results. The Group's sales increase of $114.3 million was attributable to volume growth of 85 percent, of which 72 percent was due to the inclusion of only one month of Nellcor revenue in 1998, partially offset by price declines primarily involving anesthesia and respiratory devices. Operating earnings for the Group for the quarter were $22.4 million or 1 percent above the prior year. In spite of the benefits of the increased sales, the earnings comparison with prior year was negatively impacted by two months of additional expenses, which included additional amortization of intangibles and goodwill of $8.4 million.

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

The Company's effective tax rate was 32.4 percent for the quarter ended September 30, 1998. The tax rate for the same period last year, after excluding the one-time noncash write-off of purchased research and development of $306.3 million which had no tax benefit, was 37.1 percent. The improvement in 1999 was primarily attributable to changes in earnings mix between higher tax rate and lower tax rate entities associated with the acquisition of Nellcor.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1998, cash and cash equivalents increased $2.6 million. Operations utilized
$31.3 million of cash, while capital spending totaled $27.3 million.
The Company received $55.1 million in proceeds from asset disposals.
The Company's current ratio at September 30, 1998 was 1.0:1. Debt as a percentage of invested capital was 56.1 percent.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                          Description
-------   --------------------------------------------------------
10.29     Executive Incentive Compensation Plan for Fiscal 1999
          (incorporated herein by reference to Exhibit 10.29 to
          September 30, 1998 Form 10-Q)

27 Financial data schedule for the quarter ended September 30, 1998 (filed with this electronic submission)

---------------------
(1)  Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

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



      Mallinckrodt Inc.
----------------------------
         Registrant




By:  /s/ MICHAEL A. ROCCA         By:  /s/  DOUGLAS A. MCKINNEY
   ---------------------------       -----------------------------
       Michael A. Rocca                 Douglas A. McKinney
   Senior Vice President and         Vice President and Controller
    Chief Financial Officer


Date:  February 16, 1999
