Form 10-Q
period 1998-12-31
MALLINCKRODT INC /MO
filed 1999-02-16
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                   -------------------------------

                              FORM 10-Q

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998

                                  OR
      ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 1-483

                   -------------------------------


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

                 Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 71,285,133 shares excluding 15,839,640 treasury shares as of January 31, 1999.

(*) Indicates registered trademark

PART  I.  FINANCIAL INFORMATION

Item  1.  Financial Statements (Unaudited).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1998 and the condensed consolidated financial statements contained in Mallinckrodt's Quarterly Report on Form 10-Q/A No. 1 for the three months ended September 30, 1998, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1, 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                     Quarter Ended        Six Months Ended
                                      December 31,           December 31,
                                   -------------------   -------------------
                                     1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
Net sales                           $ 636.7   $  607.3   $1,227.9   $1,061.9
Operating costs and expenses:
  Cost of goods sold                  347.7      395.8      666.0      671.6
  Selling, administrative and
   general expenses                   182.2      177.1      354.6      296.1
  Purchased research and
   development                                                         306.3
  Research and development expenses    37.4       36.7       71.3       64.4
  Other operating income, net          (5.3)       (.8)      (5.3)      (2.3)
                                     -------  ---------  ---------  ---------
Total operating costs and expenses    562.0      608.8    1,086.6    1,336.1
                                     -------  ---------  ---------  ---------
Operating earnings (loss)              74.7       (1.5)     141.3     (274.2)
Interest and other nonoperating
 income (expense), net                  (.2)       2.3         .7       11.5
Interest expense                      (22.5)     (29.0)     (43.1)     (47.3)
                                     -------  ---------  ---------  ---------

Earnings (loss) from continuing
 operations before income taxes        52.0      (28.2)      98.9     (310.0)
Income tax provision (benefit)         16.9       (8.8)      32.1         .3
                                     -------  ---------  ---------  ---------
Earnings (loss) from continuing
 operations                            35.1      (19.4)      66.8     (310.3)
Discontinued operations                           14.5       22.6       14.5
                                    --------  ---------  ---------  ---------

Earnings (loss) before cumulative
 effect of accounting change           35.1       (4.9)      89.4     (295.8)
Cumulative effect of accounting
 change                                                                 (8.4)
                                    --------  ---------  ---------  ---------

Net earnings (loss)                    35.1       (4.9)      89.4     (304.2)
Preferred stock dividends               (.1)       (.1)       (.2)       (.2)
                                    --------  ---------  ---------  ---------
Available for common shareholders   $  35.0   $   (5.0)  $   89.2   $ (304.4)
                                    ========  =========  =========  =========
Basic earnings per common share:
  Earnings (loss) from continuing
   operations                       $   .49       (.27)  $    .93   $  (4.28)
  Discontinued operations                          .20        .31        .20
  Cumulative effect of accounting
   change                                                               (.11)
                                    --------  ---------  ---------  ---------
  Net earnings (loss)               $   .49   $   (.07)  $   1.24   $  (4.19)
                                    ========  =========  =========  =========

Diluted earnings per common share:
  Earnings (loss) from continuing
   operations                       $   .49   $   (.27)  $    .92   $  (4.28)
  Discontinued operations                          .20        .31        .20
  Cumulative effect of accounting
   change                                                               (.11)
                                    --------  ---------  ---------  ---------
Net earnings (loss)                 $   .49   $   (.07)  $   1.23   $  (4.19)
                                    ========  =========  =========  =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                          December 31,     June 30,
                                              1998           1998
                                          -------------   ----------
Assets
Current assets:
  Cash and cash equivalents                 $   57.2       $   55.5
  Trade receivables, less allowances
   of $19.4 at December 31 and $16.7
   at June 30                                  482.9          486.3
  Inventories                                  521.6          470.0
  Deferred income taxes                        110.4           95.2
  Other current assets                          65.9           61.5
  Net current assets of discontinued
   operations                                                   4.8
                                            ---------      ---------
Total current assets                         1,238.0        1,173.3

Investments and other noncurrent
 assets, less allowances of $8.0 at
 December 31 and $5.8 at June 30               151.1          154.5
Property, plant and equipment, net             899.7          894.9
Goodwill, net                                  967.5          987.0
Technology, net                                349.7          364.3
Other intangible assets, net                   270.5          282.1
Net noncurrent assets of discontinued
 operations                                                    12.4
Deferred income taxes                            4.8            4.6
                                            ---------      ---------
Total assets                                $3,881.3       $3,873.1
                                            =========      =========


Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                           $  415.8       $  311.4
  Accounts payable                             190.8          215.0
  Accrued liabilities                          458.8          532.0
  Income taxes payable                          67.0          122.3
  Deferred income taxes                          3.6            1.4
                                            ---------      ---------
Total current liabilities                    1,136.0        1,182.1

Long-term debt, less current maturities        944.3          944.5
Deferred income taxes                          405.8          396.2
Postretirement benefits                        172.8          169.2
Other noncurrent liabilities and deferred
 credits                                       181.7          175.2
                                            ---------      ---------
Total liabilities                            2,840.6        2,867.2
                                            ---------      ---------
Shareholders' equity:
  4 Percent cumulative preferred stock          11.0           11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,124,773
   shares                                       87.1           87.1
  Capital in excess of par value               314.8          315.2
  Reinvested earnings                        1,105.3        1,039.7
  Accumulated other comprehensive expense      (63.3)         (72.6)
  Treasury stock, at cost                     (414.2)        (374.5)
                                            ---------      ---------
Total shareholders' equity                   1,040.7        1,005.9
                                            ---------      ---------
Total liabilities and shareholders' equity  $3,881.3       $3,873.1
                                            =========      =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                Six Months Ended
                                                   December 31,
                                              ---------------------
                                                1998         1997
                                              ---------   ---------
Cash Flows - Operating Activities
Net earnings (loss)                           $   89.4    $ (304.2)
Adjustments to reconcile net earnings
 (loss) to net cash provided (used)
  by operating activities:
   Depreciation                                   58.9        58.8
   Amortization                                   42.2        35.2
   Postretirement benefits                         3.6         6.1
   Gains on asset disposals                      (40.1)      (15.9)
   Deferred income taxes                          (3.1)      (25.8)
   Write-off of purchased research and
    development                                              308.3
   Sale of inventory stepped up to fair
    value at acquisition                                      75.4
   Write-off of pre-operating costs                           12.5
                                              ---------   ---------
                                                 150.9       150.4

   Changes in operating assets and
    liabilities:
     Trade receivables                            13.3        27.2
     Inventories                                 (49.3)      (25.8)
     Other current assets                          2.6        47.7
     Accounts payable, accrued liabilities
      and income taxes payable, net             (162.6)     (193.6)
     Other noncurrent liabilities and
      deferred credits                             4.5        23.0
     Other, net                                   (1.9)       (1.4)
                                              ---------   ---------
Net cash provided (used) by operating
 activities                                      (42.5)       27.5
                                              ---------   ---------

Cash Flows - Investing Activities
Capital expenditures                             (56.2)      (70.0)
Proceeds from asset disposals                     70.7        29.5
Acquisition spending                                      (1,786.4)
Other, net                                                     2.7
                                              ---------   ---------
Net cash provided (used) by investing
 activities                                       14.5    (1,824.2)
                                              ---------   ---------
Cash Flows - Financing Activities
Increase in short-term debt                      107.5     1,121.1
Payments on long-term debt                        (7.8)       (1.2)
Issuance of Mallinckrodt common stock               .6        13.1
Acquisition of treasury stock                    (46.8)       (9.7)
Dividends paid                                   (23.8)      (24.2)
                                              ---------   ---------
Net cash provided by financing activities         29.7     1,099.1
                                              ---------   ---------
Increase (decrease) in cash and cash
 equivalents                                       1.7      (697.6)
Cash and cash equivalents at beginning
 of period                                        55.5       808.3
                                              ---------   ---------
Cash and cash equivalents at end of period    $   57.2    $  110.7
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

    The sale of Nellcor inventories, which were stepped up to fair value in connection with the allocation of purchase price, resulted in charges of $56.6 million, $35.0 million net of taxes and $75.4 million, $46.7 million net of taxes for the quarter and six months ended December 31, 1997, respectively. Of the pre-tax amounts, $55.8 million and $74.4 million related to ongoing operations for the quarter and six months ended December 31, 1997, respectively, and the remainder related to operations classified as discontinued operations. In addition, results for the quarter ended December 31, 1997 included Nellcor integration charges of $6.7 million, $4.3 million net of taxes.

    During 1998, in connection with management's plan to integrate Mallinckrodt and Nellcor into one company, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included Nellcor employee severance of $37.2 million, Nellcor employee relocation costs of $3.8 million and the elimination of contractual obligations of Nellcor, which had no future economic benefit, of $9.1 million. Approximately $34.9 million of cash expenditures have been incurred through December 31, 1998 and liabilities of $15.2 million related to the Nellcor integration plan remained in accrued liabilities at December 31, 1998. The majority of the remaining cash expenditures will occur in 1999 and, although none are expected, reductions in the estimated liability for these integration activities will be offset against the related goodwill.

    During 1998, the Company recorded a pretax charge of $19.1 million associated with exiting certain activities related to Mallinckrodt operations that were identified in the Nellcor integration plan. The charge included $17.1 million related to Mallinckrodt employee severance costs and facility exit costs of $2.0 million. Approximately $6.9 million of cash expenditures have been incurred through December 31, 1998. The majority of the remaining cash expenditures will occur in 1999 and no material adjustments to the original reserve are anticipated.

2. The Company sold certain chemical additive product lines in the second quarter of 1998. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes, which was included in discontinued operations for the six months ended December 31, 1998. Earnings from operations were zero for the one month of operations. Included in prior year discontinued operations are the earnings from operations of the catalysts and chemical additives and Aero Systems divisions, which included $6.9 million of after-tax earnings from operations, $2.6 million of after-tax acquisition accounting charges, and a gain of $10.2 million after taxes resulting from the sale of chemical additive product lines.

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

    The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company is working vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is reasonably possible but not probable that the jury verdict and the trial court injunction will be upheld on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, the total liability would approximate $27.5 million at December 31, 1998. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II, Item 1 "Legal Proceedings" for additional information about this and related claims by Augustine against the Company.

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

                                 Quarter Ended             Six Months Ended
                                  December 31,               December 31,
                              ---------------------     ---------------------
                               1998         1997          1998        1997
                              --------     --------     --------     --------
    Numerator:
     Earnings (loss) from
      continuing operations   $  35.1      $  (19.4)    $  66.8     $(310.3)
     Preferred stock
      dividends                   (.1)          (.1)        (.2)        (.2)
                              ---------    ---------    ---------   --------
     Numerator for basic
      and diluted earnings
      (loss) per share--
      income (loss)
      available to common
      shareholders            $  35.0      $  (19.5)    $  66.6     $(310.5)
                              =========    =========    =========   ========
     Denominator:
      Denominator for basic
       earnings (loss) per
       share--weighted-
       average shares       71,349,208   72,957,721   72,133,170   72,716,625
      Potential dilutive
       common shares--
       employee stock options  229,031                   157,899
                            ----------   ----------   ----------   ----------

    Denominator for diluted
     earnings (loss) per
     share--adjusted
     weighted-average
     shares                 71,578,239   72,957,721   72,291,069   72,716,625
                            ==========   ==========   ==========   ==========

    Basic earnings (loss)
     from continuing
     operations per common
     share                    $    .49     $   (.27)    $    .93    $  (4.28)
                              ========     =========    ========    =========

    Diluted earnings (loss)
     from continuing
     operations per common
     share                    $    .49     $   (.27)    $    .92    $  (4.28)
                              ========     =========    ========    =========

    The diluted share bases for the quarter and six months ended December 31, 1997 excluded incremental shares related to employee stock options of 777,875 and 734,493, respectively. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during these periods.

7. The components of inventory included the following as of December 31, 1998:
    (In millions)

    Raw materials and supplies                             $ 231.4
    Work in process                                           51.0
    Finished goods                                           239.2
                                                           --------
                                                           $ 521.6
                                                           ========

8. The Company has authorized and issued 100,000 shares, 98,330 outstanding at December 31, 1998, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 1999 and 1998. Shares included in treasury stock were:

                                           December 31,    June 30,
                                              1998           1998
                                           ------------   ----------
    Common stock                           15,787,427     13,941,638
    4 Percent cumulative preferred stock        1,670          1,670

9. Common shares reserved at December 31, 1998 consisted of the following:

    Exercise of common stock purchase rights              82,090,855
    Exercise of stock options and granting
     of stock awards                                      10,753,509
                                                          ----------
                                                          92,844,364
                                                          ==========

10. Supplemental cash flow information for the six months ended
    December 31 included:
    (In millions)

                                                     1998     1997
                                                    ------   ------
    Interest paid                                   $ 42.8   $ 39.2
    Income taxes paid                                106.0     57.8
    Noncash investing and financing activities:
     Assumption of liabilities related
      to an acquisition                                       458.1
     Issuance of stock for investment plan match       6.0      9.8
     Restricted stock and directors' plan awards        .1     10.1

11. Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income/(expense). Other comprehensive income/(expense) includes foreign currency translation adjustments and unrealized gains and losses on investments which prior to adoption were reported separately in shareholders' equity. A comparison of comprehensive income and its components follows:
    (In millions)


                                  Quarter Ended            Six Months Ended
                                   December 31,              December 31,
                               ---------------------    ---------------------
                                 1998        1997         1998         1997
                               --------    --------     --------     --------
    Net earnings (loss)        $  35.1     $  (4.9)     $  89.4      $(304.2)
    Other comprehensive
     income/(expense):
      Currency translation
       adjustment                 (8.5)       (8.8)        12.7        (15.8)
      Net unrealized loss on
       investment securities      (1.7)       (4.8)        (5.4)        (1.4)
      Tax benefit related to
       items of other
       comprehensive income         .6                      2.0
                               --------    --------     --------     --------
    Other comprehensive income
    (expense), net of tax         (9.6)      (13.6)         9.3        (17.2)
                               --------    --------     --------     --------
    Total comprehensive income
     (loss)                    $  25.5     $ (18.5)     $  98.7      $(321.4)
                               ========    ========     ========     ========



    As of December 31, 1998, the cumulative balances for currency translation adjustment loss and the unrealized loss on investment securities were $58.4 million and $4.9 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year have been reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

Results of Operations

Overview
--------
As disclosed in previous filings, in connection with the Company's filing of a shelf registration for debt securities, Mallinckrodt was engaged in discussions with the staff of the SEC regarding the purchase price allocation related to the acquisition of Nellcor. The Company has concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC as articulated publicly in an SEC letter to the AICPA in September 1998. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. A corresponding $90 million increase in goodwill is being amortized on a straight-line basis over the previously established 30-year amortization period beginning in September 1997. The effects of this change on previously reported consolidated financial statements are shown in the Company's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1998, and the effects of this change on previously reported condensed consolidated financial statements are shown in the Company's Quarterly Report on Form 10-Q/A No. 1 for the three months ended September 30, 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects these adjustments in all the periods of 1999 and 1998 presented and discussed below.


-----------------------------------
(1) CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

Forward-looking statements are based on current expectations of future events. Such statements involve risks and uncertainties and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any such forward-looking statements are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings and patent disputes involving the Company; difficulties or delays in addressing "Year 2000" problems in the Company's operations, or the inability of a major supplier or customer to continue operations due to such problems (as discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations); and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statements as a result of future events or developments.

General
-------
The Company recorded earnings from continuing operations of $35.1 million, or 49 cents per share for the quarter ended December 31, 1998. Earnings from continuing operations for the same quarter last year were $19.5 million, or 26 cents per share, before charges related to the acquisition and integration of Nellcor. With these charges, the Company recorded a loss from continuing operations in the second quarter of 1998 of $19.4 million, or 27 cents per share. Acquisition and integration charges for the quarter ended December 31, 1997 were composed of a cost of goods sold charge of $55.8 million, $34.6 million net of taxes, related to the sale of inventories stepped up to fair value, and a charge for integration activities of $6.7 million, $4.3 million net of taxes.

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

Actual revenues of some significant acquired in-process projects have experienced shortfalls when compared to revenue estimates developed as of the acquisition date. These shortfalls are primarily attributable to delays in receiving regulatory clearance to market and/or problems with production ramp up activities which often occur at the early stages of manufacturing a new product. Such revenue shortfalls experienced to date are not indicative of any expected inability of these products to meet customer needs or their long-term revenue expectations. These delays/problems can have an impact on sales for the first several quarters versus the plan established at the date of acquisition because of the typically steep increase in sales which occurs with the introduction of a new product; however, such delays are usually inconsequential over the life of the product. Thus, management believes the delays/problems experienced to date of some significant products will not reduce the expected long-term revenues of these products, but only the timing of the receipt of these revenues.

Net earnings for the second quarter of 1999 were $35.1 million, or 49 cents per share as compared to a net loss of $4.9 million, or 7 cents per share for the same period of 1998. The net loss for the second quarter in 1998 included earnings from discontinued operations of $14.5 million, or 20 cents per share representing a gain on the sale of a chemical additives business and after-tax earnings from operations for the period associated with the catalysts and chemical additives and Aero Systems divisions which were reclassified to discontinued operations in 1998. Net sales for the quarter ended December 31, 1998 were $636.7 million or 5 percent greater as compared to $607.3 million for the same period a year earlier.

For the six months ended December 31, 1998, the Company recorded earnings from continuing operations of $66.8 million, or 92 cents per share. For the same period of 1998, the Company recorded a loss from continuing operations of $310.3 million, or a loss of $4.28 per share. The loss included pretax acquisition and integration charges of $387.4 million associated with the Nellcor acquisition. These charges included a one-time charge of $306.3 million for the write-off of purchased research and development at the date of acquisition, which had no offsetting tax benefit, a cost of goods sold charge of $74.4 million, $46.1 million net of taxes recognized during the first and second quarters related to the sale of inventories stepped up to fair value, and a charge related to integration activities of $6.7 million, $4.3 million net of taxes recorded in the second quarter. Excluding the acquisition and integration charges, earnings from continuing operations for the first half of 1998 were $46.4 million, or 63 cents per share.

Net earnings for the first six months of 1999 were $89.4 million, or $1.23 per share. This result included a gain of $22.6 million, or 31 cents per share, on the sale of the remaining chemical additives business of the catalysts and chemical additives division which was reclassified to discontinued operations in 1998. For the first half of 1998, the Company recorded a net loss of $304.2 million, or $4.19 per share. In addition to the loss from continuing operations in 1998 discussed above, the Company recorded earnings from discontinued operations of $14.5 million, or 20 cents per share, representing a gain on the sale of a chemical additives business and after-tax earnings from operations associated with the catalysts and chemical additives and Aero Systems divisions which were reclassified to discontinued operations. In addition, the net loss for the period ended December 31, 1997 included an after-tax charge of $8.4 million, or 11 cents per share related to the cumulative effect of an accounting change discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net sales for the first half of 1999 were $1.23 billion, up 16 percent from the $1.06 billion in the same period last year, which included only four months of operations of Nellcor. Sales to customers outside the United States during the six months ended December 31, 1998 were $395 million, or 32 percent of total sales.

A comparison of sales and operating earnings follows:
(In millions)


                                 Quarter Ended             Six Months Ended
                                  December 31,               December 31,
                              ---------------------     ---------------------
                               1998         1997          1998       1997
                              ---------    ---------    ---------   ---------
Net sales
  Respiratory                 $  290.3     $  275.7     $ 546.5     $  417.6
  Imaging                        195.2        189.1       378.1        366.4
  Pharmaceuticals                151.2        142.5       303.3        277.9
                              ---------    ---------    ---------   ---------
                              $  636.7     $  607.3     $1,227.9    $1,061.9
                              =========    =========    =========   =========

Operating earnings (loss)
  Respiratory                 $   34.3     $   29.0     $   56.7    $   51.2
  Imaging                         28.8         26.0         59.5        49.1
  Pharmaceuticals                 17.1         13.1         37.6        25.5
                              ---------    ---------    ---------   ---------
                                  80.2         68.1        153.8       125.8
  Corporate expense               (5.5)        (7.1)       (12.5)      (12.6)
                              ---------    ---------    ---------   ---------
                                  74.7         61.0        141.3       113.2
  Acquisition and integration
   charges                                    (62.5)                  (387.4)
                              ---------    ---------    ---------   ---------
                              $   74.7     $   (1.5)    $   141.3   $ (274.2)
                              =========    =========    =========   =========


Operating earnings for the quarter ended December 31, 1998 were $74.7 million, which is a 22 percent improvement over the $61.0 million recorded in the same period of last year before the inclusion of acquisition and integration charges associated with the acquisition of Nellcor which were discussed previously. Operating earnings for the first half of 1999 were $141.3 million, or 25 percent greater than those reported for the first half of 1998 before acquisition and integration charges.

The Respiratory Group, of which Nellcor is now a part, had sales for the quarter ended December 31, 1998 of $290.3 million, or 5 percent greater than the sales recorded for the same period last year. The year-to-year sales improvement was attributable to volume growth of 6 percent or $18 million offset by price erosion of one percent. The volume growth of pulse oximetry, ventilation, service, blood analysis, and anesthesiology and respiratory disposables as a group exceeded 12 percent. Oxygen therapy, sleep, portable ventilation and other product lines had a volume decline primarily due to delayed product introductions and competitive pressures associated with cost reimbursement on existing products in these businesses. These pressures will continue until the new products are introduced over the next several quarters. Operating earnings of this Group for the second quarter were $34.3 million, or 18 percent greater than the $29.0 million reported in the comparable period of 1998. The year-to-year improvement is primarily attributable to the higher sales volumes which occurred in those product lines generating the highest margins.

For the first six months of 1999, Respiratory Group sales increased 31 percent over the same period of last year. The prior year included only four months of Nellcor sales and operating results. The Group's sales increase of $128.9 million was attributable to volume growth of 33 percent, of which 24 percent was due to the inclusion of only four months of Nellcor revenue in 1998 and 14 percent was due to volume growth for pulse oximetry, ventilation, service, blood analysis, and anesthesiology and respiratory disposables as group, partially offset by price declines and lower volumes in sleep, portable ventilation and other product lines for the reasons discussed above. Operating earnings for the Respiratory Group for the first half of 1999 were $56.7 million, or 11 percent above the comparable prior year period. In spite of the benefits of increased sales, the earnings comparison with prior year was negatively impacted by two months of additional expenses, including additional amortization of intangibles and goodwill of $8.4 million.

The Imaging Group had sales for the second quarter of $195.2 million, 3 percent or $6.1 million above the comparable prior year results. The sales improvement was primarily attributable to a $9.3 million increase in sales of nuclear medicine products, which more than offset the decline in x-ray contrast media revenues. Operating earnings for the three-month period ended December 31, 1998 were $28.8 million, or 11 percent above the comparable prior year period which is primarily attributable to volume growth and increased manufacturing efficiencies, partially offset by higher rebates.

The Imaging Group's year-to-date sales were $378.1 million, or 3 percent above the sales for the same six-month period last year. The growth is primarily attributable to increased sales of nuclear medicine products ($16 million). Operating earnings for the same period were $59.5 million, which is a 21 percent improvement as compared to the prior year. The operating earnings improvement over prior year is driven by the same factors noted for the second quarter. Although price declines in the x-ray contrast media portion of the business were a less significant factor in the Group's results for the first half as compared to price declines experienced in 1998 and 1997, it is probable that this will be a factor having a greater impact on results in the third and fourth quarters of 1999. The demand for price discounts is expected to increase and reduce profitability in 1999, but at a lower rate than was experienced in 1998 and 1997.

The Pharmaceuticals Group's sales for the quarter ended December 31, 1998 were $151.2 million, or 6 percent above sales in the comparable prior year period of $142.5 million. The sales increase of $8.7 million was primarily attributable to volume increases in narcotics and drug chemicals of $7.3 million and $2.1 million, respectively, offset by volume declines in acetaminophen. Price increases generated 3 percent, or one half of the sales growth. Operating earnings for this Group were $17.1 million, or 31 percent greater than those recorded in the comparable period last year. The operating earnings improvement was primarily attributable to increased sales volumes of higher margin narcotic products and price increases.

The Pharmaceuticals Group's sales for the six-month period ended December 31, 1998 were $303.3 million, or 9 percent above the revenues generated during the comparable period last year. The sales increase of $25.4 million was primarily attributable to volume increases in narcotics and drug chemicals of $28.5 million, which is an increase of 23 percent. Sales volumes of acetaminophen and laboratory and microelectronic chemicals declined 10 percent and 4 percent, respectively. The decline in acetaminophen sales is due to a late flu season in the U.S. Price increases generated a 3 percent increase in sales for the Group when compared with the first half of last year.

Corporate Matters

Corporate expense is down 23 percent and 1 percent for the second quarter and first half of the year compared to the respective prior year periods.

Interest and other nonoperating income, net was $.7 million for the first six months of 1999, and $11.5 million for the same period last year. In the prior year, the Company generated interest income on cash proceeds from 1997 divestitures invested in interest bearing securities. These cash equivalents were utilized to acquire Nellcor at the end of August 1997.

The Company's effective tax rates were 32.5 percent and 31.2 percent for the three-month periods ended December 31, 1998 and 1997, respectively. The Company's effective tax rate for the first half of 1999 was 32.5 percent. For the first six months of the prior year, the Company had a loss from continuing operations of $310.3 million including the one-time noncash write-off of purchased research and development of $306.3 million, which had no tax benefit.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1998, cash and cash equivalents increased $1.7 million. Operations utilized $42.5 million of cash, while capital spending totaled $56.2 million. The Company received $70.7 million in proceeds from asset disposals. The Company's current ratio at December 31, 1998 was 1.1:1. Debt as a percentage of invested capital was 56.7 percent.

In December 1997, the Company filed a $500 million shelf debt registration statement which has not, as yet, been declared effective.

At December 31, 1998, the Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. The revolving credit facility was reduced from $1.6 billion to $1.0 billion in September 1998. There was no borrowing outstanding under the revolving credit facility at December 31, 1998. Commercial paper borrowings under this program were $390.5 million as of December 31, 1998. Non-U.S. lines of credit totaling $154.1 million were also available, and borrowings under these lines amounted to $20.4 million at December 31, 1998. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 38.9 million shares, including 2.1 million shares during the six months ended December 31, 1998.

Estimated capital spending for the year ending June 30, 1999 is approximately $140 million.

Year 2000 Update
----------------
The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. If left unaddressed, this could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed its assessment of its information systems which support business applications and is in the final stages of modifying or replacing and testing those portions of the software that are required. The assessment of products sold to customers has also been completed. Compliance status and applicable remediation steps for known currently and previously marketed products have been communicated via the Internet using a dedicated web page.
Development and testing of modifications necessary to achieve remediation for such products are substantially complete, and such modifications are available to customers in accordance with the above communicated remediation steps. Assessment and remediation of research and development, manufacturing process and facility management systems are well underway. All of these modification, replacement or conversion efforts should be substantially complete during the first quarter of calendar 1999, which is prior to any anticipated significant impact on Mallinckrodt's operations.

The Company is also assessing the readiness of its key suppliers and business partners to be Year 2000 compliant. Information requests have been distributed and replies are being evaluated. To supplement these evaluations, the Company plans to perform more detailed reviews of certain of its key suppliers and business partners. To date, no matters have been identified from the replies received that would appear to materially affect the operations of the Company's businesses.

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

European Monetary Union (EMU)
-----------------------------
The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be valid as legal tender through June 30, 2002; thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

The Company's European sales offices and various manufacturing and distribution facilities affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion. The Company is cognizant of the potential business implications of converting to a common currency; however, it is unable to determine, at this time, the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuations in interest rates and foreign currency rates, are not material to its future earnings, fair value and cash flows.

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings.

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, in connection with laws and regulations pertaining to the protection of the environment, the Company is actively involved in the investigation or remediation of alleged or acknowledged contamination at 23 currently or previously owned or operated sites and at 15 off-site locations where its waste was taken for treatment or disposal. These actions are in various stages of development and generally include demands for reimbursement of previously incurred costs, or costs for future investigation and/or for remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay for any past remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to historic and formerly owned operations of
the Company.   Each of these matters is subject to various
uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.

Previously Reported Matters
---------------------------
The following is a brief discussion of material developments in proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as amended by the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

Environmental Matters
---------------------
Animal Health Business Properties - Schering-Plough Corporation has notified the Company that it intends to pursue investigations at the South American facilities that were transferred as part of the sale of the Company's animal health business. The Company is currently evaluating whether any investigations are necessary.

Orrington, ME - The Company has completed additional supplemental work which was required before submitting the final Site
Investigation Plan to the EPA and the State of Maine. The Company submitted the supplemental Site Investigation Plan on December 29, 1998 to the EPA and the State of Maine.

St. Louis, MO/CT Decommissioning - The Company met with the Nuclear Regulatory Commission (NRC) in December 1998 to discuss the Phase I Decommissioning and Decontamination Plan (Phase I Plan). The NRC published notice in the Federal Register regarding the Company's submission of the Phase I Plan. The Company expects any comments on the Phase I Plan in February. The Company requested an extension of time to submit the Phase II Decommissioning and Decontamination Plan (Phase II Plan) to the NRC. This Phase II Plan is now due in June 2000. The NRC asked the Company to submit a financial assurance plan for the Phase I Plan and the Phase II Plan. The financial assurance plan is due April 1999.

Raleigh, NC - The Company has worked with federal and state agencies to complete the Resource Conservation Recovery Act Facility Investigation (RFI) and identified certain Solid Waste Management Units (SWMUs). Final approval of the RFI was granted and field work has been completed. The Company's Phase I RFI report will be submitted to the North Carolina Department of Environment, Health and Natural Resources in mid-February 1999.

Springville, UT - The parties met with the Utah Department of Environmental Quality (DEQ) in January 1998 to update DEQ on the progress of the off-site remedial activities and the progress of RCRA Corrective Action activities at the site. The Ensign-Bickford Company submitted the Revised RFI Work Plan (Plan) to the DEQ in December 1998. This Plan is undergoing review by the DEQ. Approval is anticipated in late February 1999.

The allocation consultant hired by the parties has been reviewing documents in connection with historic practices at the site in order to assist the parties in developing a final allocation. The allocation consultant is going to prepare company profiles for all parties at the site. These profiles will be used by the parties to negotiate a final allocation.

In October 1996, a resident with property bordering the Springville site filed suit against Ensign Bickford Industries (EBI) in the U.S. District Court for the District of Utah (Don Henrichsen, et al v. The
                                         ----------------------------
Ensign-Bickford Company, et al) alleging nuisance and trespass for
------------------------------
contamination that allegedly migrated onto the resident's property. On January 31, 1997, the Company was added as a defendant. Depositions are being completed and expert reports have been generated. Plaintiffs have made settlement overtures, but the Company has rejected such proposals. A trial date has been set for this matter in August 1999.

The Ensign-Bickford Company (EBCo) and the Company received notice of a threatened lawsuit in this matter by Howard and Kay Ruff. EBCo and the Company received a draft complaint which alleged property damage and personal injury from using allegedly contaminated water for irrigation purposes. EBCo, the Company and the plaintiffs have entered into a tolling agreement and are discussing these potential claims. The lawsuit has not been filed to date.

The Company has also received another letter in connection with this matter from the children of David Nemelka and Kent Stephens who had previously settled a lawsuit with the Company and EBCo. In this letter, counsel for the children of these individuals has made a demand for payment to address various illnesses alleged to have been caused by contaminants originating at the Springville, Utah plant site. The Company and EBCo are currently evaluating these claims.

Other Litigation
----------------
OPTISON(*) Patent Litigation -

    Sonus Litigation - The Company anticipates that reexamination proceedings in the United States Patent Office will conclude shortly with the confirmation of patentability of some of the claims in the two Sonus Pharmaceuticals, Inc. patents under reexamination. Thus, the District Court has been asked to lift the previously granted stay so that pretrial discovery can resume. The Company will continue to challenge the validity of the Sonus patents in this litigation.

    Nycomed Litigation - On October 13, 1998, Mallinckrodt Medical B.V., through counsel, appeared in court in response to the legal action filed by Nycomed Imaging AS in the District Court of The Hague, the Netherlands. The other named defendants, Mallinckrodt Medical GmbH, Mallinckrodt Medizintechnik GmbH, Mallinckrodt Chemical GmbH, Mallinckrodt Medical Holdings GmbH, Mallinckrodt Chemical Holdings GmbH, and Molecular Biosystems Inc., were not as yet served and did not appear. For Nycomed to proceed with the action, it must formally serve the six unserved defendants outside the Netherlands under The Hague Convention.

Augustine Medical, Inc. -

    United States - A hearing before the Court of Appeals for the Federal Circuit was held on December 9, 1998. A decision by the Court of Appeals is expected in the second quarter of calendar year 1999.

    Europe - Trial of this action before the District Court of The Hague occurred on December 4, 1998. A decision by the Court is expected in February 1999.

Item  2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item  3.  Defaults Upon Senior Securities.

Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on October 21, 1998, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

    For 3-year Terms         Votes For      Votes Withheld
    ----------------         ----------     --------------
    Roberta S. Karmel        58,948,380         82,693
    William L. Davis         58,951,954         79,119
    Brian M. Rushton         58,947,638         83,435

    For a 1-year Term
    -----------------
    Daniel R. Toll           58,945,767         85,306

    In addition, the holders of 869,149 shares withheld authority to vote for all of the above-named nominees.

2. A proposal to ratify the appointment of independent public accountants received 59,640,182 votes FOR and 162,938 votes
    AGAINST, with 97,102 abstentions.

3. A proposal to amend the Restated Certificate of Incorporation and By-Laws of the Company to reduce the minimum required number of directors from 10 to 8 received 55,529,023 votes FOR and 4,220,526 AGAINST, with 150,673 abstentions.

Item  5.  Other Information.

Not applicable.

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                           Description
-------   ----------------------------------------------------------
3.1 (a) Restated Certificate of Incorporation of Mallinckrodt, dated June 22, 1994 (filed with this electronic submission)

3.1 (b)   Certificate of Amendment of the Certificate of
          Incorporation of Mallinckrodt, dated October 16, 1996
          (filed with this electronic submission)

3.1 (c)   Certificate of Amendment of the Certificate of
          Incorporation of Mallinckrodt, dated October 30, 1998
          (filed with this electronic submission)

3.2 By-Laws of Mallinckrodt as amended through October 21, 1998 (filed with this electronic submission)

10.30 Agreement, dated November 9, 1998, between Mallinckrodt and Mack G. Nichols (filed with this electronic submission) (1)

27 Financial data schedule for the quarter ended December 31, 1998 (filed with this electronic submission)

----------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

Not applicable.

                        * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Mallinckrodt Inc.
-----------------------------
        Registrant




By: s/s MICHAEL A. ROCCA           By:  /s/ DOUGLAS A. MCKINNEY
    -------------------------           --------------------------
        Michael A. Rocca                    Douglas A. McKinney
    Senior Vice President and         Vice President and Controller
     Chief Financial Officer

Date:  February 15, 1999