Form 10-Q
period 1999-03-31
MALLINCKRODT INC /MO
filed 1999-05-07
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  .  No  .
                    Applicable Only To Corporate Issuers:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 70,997,744 shares excluding 16,127,029 treasury shares as of April 30, 1999.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                  Quarter Ended          Nine Months Ended
                                     March 31,                March 31,
                               ---------------------    ---------------------
                                 1999        1998         1999        1998
                               ---------   ---------    ---------   ---------

Net sales                      $ 675.0     $ 649.8      $1,902.9    $1,711.7

Operating costs and expenses:
  Cost of goods sold             359.1       344.6       1,025.1     1,016.2
  Selling, administrative and
   general expenses              176.1       190.5         530.7       486.6
  Purchased research and
   development                                                         306.3
  Research and development
   expenses                       38.1        42.3         109.4       106.7
  Other operating (income)
   expense, net                     .1        (5.2)         (5.2)       (7.5)
                               --------    --------     ---------   ---------
Total operating costs and
 expenses                        573.4       572.2       1,660.0     1,908.3
                               --------    --------     ---------   ---------

Operating earnings (loss)        101.6        77.6         242.9      (196.6)
Interest and other
  nonoperating income
  (expense), net                   (.5)        1.6            .2        13.1
Interest expense                 (21.4)      (28.3)        (64.5)      (75.6)
                               --------    --------     ---------   ---------

Earnings (loss) from
  continuing operations
  before income taxes             79.7        50.9         178.6      (259.1)
Income tax provision              25.6        19.0          57.7        19.3
                               --------    --------     ---------   ---------

Earnings (loss) from
  continuing operations           54.1        31.9         120.9      (278.4)
Discontinued operations                       (4.0)         22.6        10.5
                               --------    --------     ---------   ---------

Earnings (loss) before
  cumulative effect of
  accounting change               54.1        27.9         143.5      (267.9)
Cumulative effect of
  accounting change                                                     (8.4)
                               --------    --------     ---------   ---------

Net earnings (loss)               54.1        27.9         143.5      (276.3)
Preferred stock dividends          (.1)        (.1)          (.3)        (.3)
                               --------    --------     ---------   ---------
Available for common
  shareholders                 $  54.0     $  27.8      $  143.2    $ (276.6)
                               ========    ========     =========   =========

Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations       $   .76     $   .44      $   1.68    $  (3.83)
  Discontinued operations                     (.06)          .31         .14
  Cumulative effect of
   accounting change                                                    (.11)
                               --------    --------     ---------   ---------
  Net earnings (loss)          $   .76     $   .38      $   1.99    $  (3.80)
                               ========    ========     =========   =========
Diluted earnings per common
 share:
  Earnings (loss) from
   continuing operations       $   .75     $   .43      $   1.68    $  (3.83)
  Discontinued operations                     (.05)          .31         .14
  Cumulative effect of
   accounting change                                                    (.11)
                               --------    --------     ---------   ---------
  Net earnings (loss)          $   .75     $   .38      $   1.99    $  (3.80)
                               ========    ========     =========   =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                                    March 31,     June 30,
                                                      1999          1998
                                                   ----------    ----------
Assets
Current assets:
  Cash and cash equivalents                         $   59.7      $   55.5
  Trade receivables, less allowances of
   $22.7 at March 31 and $16.7 at June 30              493.3         486.3
  Inventories                                          527.8         470.0
  Deferred income taxes                                110.1          95.2
  Other current assets                                  60.7          61.5
  Net current assets of discontinued operations                        4.8
                                                    ---------     ---------
Total current assets                                 1,251.6       1,173.3

Investments and other noncurrent assets, less
  allowances of $8.4 at March 31 and $5.8
  at June 30                                            65.3         154.5
Property, plant and equipment, net                     878.6         894.9
Goodwill, net                                          955.6         987.0
Technology, net                                        343.1         364.3
Other intangible assets, net                           268.3         282.1
Net noncurrent assets of discontinued operations                      12.4
Deferred income taxes                                    4.4           4.6
                                                    ---------     ---------
Total assets                                        $3,766.9      $3,873.1
                                                    =========     =========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                   $  310.3      $  311.4
  Accounts payable                                     185.7         215.0
  Accrued liabilities                                  444.8         532.0
  Income taxes payable                                  85.0         122.3
  Deferred income taxes                                  1.2           1.4
                                                    ---------     ---------
Total current liabilities                            1,027.0       1,182.1

Long-term debt, less current maturities                944.1         944.5
Deferred income taxes                                  403.0         396.2
Postretirement benefits                                169.3         169.2
Other noncurrent liabilities and deferred credits      180.0         175.2
                                                    ---------     ---------
Total liabilities                                    2,723.4       2,867.2
                                                    ---------     ---------

Shareholders' equity:
  4 Percent cumulative preferred stock                  11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,124,773 shares         87.1          87.1
  Capital in excess of par value                       314.1         315.2
  Reinvested earnings                                1,147.6       1,039.7
  Accumulated other comprehensive expense              (91.6)        (72.6)
  Treasury stock, at cost                             (424.7)       (374.5)
                                                    ---------     ---------
Total shareholders' equity                           1,043.5       1,005.9
                                                    ---------     ---------
Total liabilities and shareholders' equity          $3,766.9      $3,873.1
                                                    =========     =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                               Nine Months Ended
                                                   March 31,
                                              ---------------------
                                                1999         1998
                                              ---------   ---------
Cash Flows - Operating Activities
Net earnings (loss)                            $143.5      $(276.3)
Adjustments to reconcile net earnings
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation                                  93.4         91.9
   Amortization                                  63.5         57.9
   Postretirement benefits                         .1          6.0
   Gains on asset disposals                     (39.8)       (15.8)
   Deferred income taxes                         (3.1)       (30.5)
   Write-off of purchased research
    and development                                          308.3
   Sale of inventory stepped up to fair
    value at acquisition                                      75.4
   Write-off of pre-operating costs                           12.5
                                              ---------   ---------
                                                257.6        229.4
   Changes in operating assets and
    liabilities:
     Trade receivables                           (7.3)         3.7
     Inventories                                (59.5)       (26.8)
     Other current assets                         5.9         53.9
     Accounts payable, accrued liabilities
      and income taxes payable, net            (158.5)      (153.0)
     Other noncurrent liabilities and
      deferred credits                            5.2         26.9
     Other, net                                 (13.6)       (14.6)
                                              ---------   ---------
Net cash provided by operating activities        29.8        119.5
                                              ---------   ---------

Cash Flows - Investing Activities
Capital expenditures                            (83.0)      (110.3)
Acquisition spending                             (3.5)    (1,790.3)
Proceeds from asset disposals                    72.9         29.6
Proceeds from redemption of investments          86.1          5.0
                                              ---------   ---------
Net cash provided (used) by investing
  activities                                     72.5     (1,866.0)
                                              ---------   ---------

Cash Flows - Financing Activities
Increase in short-term debt                       3.1        616.4
Proceeds from long-term debt                                 404.7
Payments on long-term debt                       (8.0)        (3.9)
Issuance of Mallinckrodt common stock             2.5         17.0
Acquisition of treasury stock                   (60.0)        (9.7)
Dividends paid                                  (32.1)       (36.3)
Redemption of common stock purchase rights       (3.6)
                                              ---------   ---------
Net cash provided (used) by financing
  activities                                    (98.1)       988.2
                                              ---------   ---------

Increase (decrease) in cash and cash
  equivalents                                     4.2       (758.3)
Cash and cash equivalents at beginning
  of period                                      55.5        808.3
                                              ---------   ---------
Cash and cash equivalents at end of period     $ 59.7      $  50.0
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

    In connection with the Company's filing of a shelf registration for debt securities in December 1997, Mallinckrodt was engaged in discussions with the staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to the acquisition of Nellcor. On January 26, 1999, the Company concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. Of this amount, $306.3 million related to ongoing operations and $2.0 million related to operations classified as discontinued operations. This one-time noncash acquisition-related cost had no tax benefit. A corresponding $90 million increase in goodwill is being amortized on a straight-line basis over the previously established 30-year amortization period beginning in September 1997.

    The sale of Nellcor inventories, which were stepped up to fair value in connection with the allocation of purchase price, resulted in charges of $75.4 million, $46.7 million net of taxes for the nine months ended March 31, 1998. Of the pre-tax amount, $74.4 million related to ongoing operations and the remainder related to operations classified as discontinued operations. In addition, results for the quarter and nine months ended March 31, 1998 included Nellcor integration charges of $12.5 million, $8.3 million net of taxes, and $19.2 million, $12.6 million net of taxes, respectively.

    During 1998, in connection with management's plan to integrate Mallinckrodt and Nellcor into one company, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included Nellcor employee severance of $37.2 million, Nellcor employee relocation costs of $3.8 million and the elimination of contractual obligations of Nellcor, which had no future economic benefit, of $9.1 million. Approximately $40.6 million of cash expenditures have been incurred through March 31, 1999 and liabilities of $9.5 million related to the Nellcor integration plan remained in accrued liabilities at March 31, 1999. The majority of the remaining cash expenditures are expected to occur in 1999. Any reductions in the estimated liability for these integration activities would be offset against the related goodwill.

    During 1998, the Company recorded a pretax charge of $19.1 million associated with exiting certain activities related to Mallinckrodt operations that were identified in the Nellcor integration plan. The charge included $17.1 million related to Mallinckrodt employee severance costs and facility exit costs of $2.0 million. Approximately $11.0 million of cash expenditures have been incurred through March 31, 1999. The majority of the remaining cash expenditures are expected to occur in 1999 and no material adjustments to the original reserve are anticipated.

2. The Company sold certain chemical additive product lines in the second quarter of 1998. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes, which was included in discontinued operations for the nine months ended March 31, 1999. Earnings from operations were zero for the one month of operations. Included in discontinued operations for the nine months ended March 31, 1998 are the earnings from operations of the catalysts and chemical additives and Aero Systems divisions, which included $12.1 million of after-tax earnings from operations, $2.6 million of after-tax acquisition accounting charges, and a gain of $8.9 million after taxes resulting from the sale of chemical additive product lines, offset by a one-time, after-tax charge of $7.9 million related to settlement costs from the June 30, 1997 sale of the animal health segment.

3. The Company elected to early adopt the provisions of the American Institute of Certified Public Accountants (AICPA) SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), in its financial statements for the year ended June 30, 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997.

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

    The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe certain Augustine patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million for the period ended September 30, 1997 and the judge put in place an injunction which stopped the Company from manufacturing and selling blankets in the United States. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals that does not involve a jury). The Court of Appeals has stayed the injunction pending the outcome of the Company's appeal, and the Company continues to sell and manufacture blankets in the United States. With the advice of outside counsel, the Company believes there was insufficient evidence of equivalents presented and, consequently, for this and other reasons the verdicts were in error. The Company has worked vigorously in the Appeals Court to overturn the verdicts and believes that it has strong arguments that its blankets do not infringe Augustine's patents. Based on all the facts available to management, the Company believes that it is reasonably possible but not probable that the jury verdict and the trial court injunction will be upheld on appeal. If damages were assessed in the same manner as determined by the jury for sales subsequent to September 30, 1997 plus interest on the estimated total, the total liability would approximate $30.3 million at March 31, 1999. The Company has not recorded an accrual for payment of the damages, because an unfavorable outcome in this litigation is, in management's opinion, reasonably possible but not probable. See Part II, Item 1 "Legal Proceedings" for additional information about this and related claims by Augustine against the Company.

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



                                  Quarter Ended           Nine Months Ended
                                      March 31,                  March 31,
                               ---------------------     ---------------------
                                 1999         1998         1999         1998
                               --------     --------     --------     --------
    Numerator:
     Earnings (loss)
      from continuing
      operations               $ 54.1       $ 31.9       $120.9       $(278.4)
     Preferred stock
      dividends                   (.1)         (.1)         (.3)          (.3)
                               --------     --------     --------     --------
     Numerator for basic
      and diluted earnings
      (loss) per share--
      income (loss)
      available to common
      shareholders             $ 54.0       $ 31.8       $120.6       $(278.7)
                               ========     ========     ========     ========

    Denominator:
     Denominator for
      basic earnings (loss)
      per share--weighted-
      average shares       71,301,412   73,080,647   71,858,140    72,837,966
     Potential dilutive
      common shares--
      employee stock
      options                 296,611      695,921      204,136
                           ----------   ----------   ----------    ----------
     Denominator for
      diluted earnings
      (loss) per share--
      adjusted weighted-
      average shares       71,598,023   73,776,568   72,062,276    72,837,966
                           ==========   ==========   ==========    ==========

    Basic earnings (loss)
     from continuing
     operations per common
     share                      $ .76        $ .44       $ 1.68       $ (3.83)
                                =====        =====       ======       ========
    Diluted earnings (loss)
     from continuing
     operations per common
     share                      $ .75        $ .43       $ 1.68       $ (3.83)
                                =====        =====       ======       ========

    The diluted share base for the nine months ended March 31, 1998 excluded incremental shares related to employee stock options of 719,496. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during this period.

7. The components of inventory included the following as of March 31, 1999:
    (In millions)

    Raw materials and supplies               $244.6
    Work in process                            55.4
    Finished goods                            227.8
                                             ------
                                             $527.8
                                             ======

8. The Company has authorized and issued 100,000 shares, 98,330 outstanding at March 31, 1999, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 1999 and 1998. Shares included in treasury stock were:

                                              March 31,    June 30,
                                                1999         1998
                                             ----------   ----------
     Common stock                            16,164,451   13,941,638
     4 Percent cumulative preferred stock         1,670        1,670

9. In February 1999, the Board of Directors of the Company approved the redemption of the Company's non-voting common stock purchase rights at the redemption price of five cents per right effective March 15, 1999.

10. Supplemental cash flow information for the nine months ended
    March 31 included:
    (In millions)

                                                     1999      1998
                                                    ------    ------
    Interest paid                                   $ 71.8    $ 65.3
    Income taxes paid                                113.8      67.8
    Noncash investing and financing activities:
      Issuance of stock for investment plan match      6.0       9.8
      Restricted stock and directors' plan awards       .1      10.1
      Assumption of liabilities related to an
        acquisition                                     .5     452.5
      Principal amount of debt assumed by buyer
        related to a divestiture                                 1.0

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
    (In millions)




                                  Quarter Ended           Nine Months Ended
                                      March 31,                  March 31,
                               ---------------------     ---------------------
                                 1999         1998          1999        1998
                               --------     --------     ---------    --------
    Net Earnings (loss)        $ 54.1       $ 27.9       $143.5       $(276.3)
    Other comprehensive
     income/(expense):
      Currency translation
       adjustment               (28.0)       (10.3)       (15.3)        (26.1)
      Net unrealized gain
       (loss) on investment
       securities                 (.5)         1.5         (5.9)           .1
      Tax benefit related to
       items of other
       comprehensive income        .2                       2.2
                               -------      -------     --------      --------
    Other comprehensive
     expense, net of tax        (28.3)        (8.8)       (19.0)        (26.0)
                               -------      -------     --------      --------
    Total comprehensive
     income (loss)             $ 25.8       $ 19.1      $ 124.5       $(302.3)
                               =======      =======     ========      ========

As of March 31, 1999, the cumulative balances for currency translation adjustment loss and the unrealized loss on investment securities were $86.4 million and $5.2 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. [1]

All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year have been reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

Results of Operations

Overview
--------
As disclosed in previous filings, in connection with the Company's filing of a shelf registration for debt securities, Mallinckrodt was engaged in discussions with the staff of the SEC regarding the purchase price allocation related to the acquisition of Nellcor. The Company has concluded these discussions with the SEC and, as a result, has agreed to recalculate and restate the amount of purchase price allocated to purchased research and development under a methodology preferred by the SEC. The amount of purchased research and development charged to operations in the first quarter of 1998 of $398.3 million has been reduced by $90 million to $308.3 million. A corresponding $90 million increase in goodwill is being amortized on a straight-line basis over the previously established 30-year amortization period beginning in September 1997. The effects of this change on previously reported consolidated financial statements are shown in the Company's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects these adjustments in all the periods of 1999 and 1998 presented and discussed below.

---------------------------------
[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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

General
-------
The Company recorded earnings from continuing operations and net earnings of $54.1 million, or 75 cents per share for the quarter ended March 31, 1999. Earnings from continuing operations for the same quarter last year were $40.2 million, or 54 cents per share, before charges related to the integration of Nellcor. With those charges, the Company recorded earnings from continuing operations in the third quarter of 1998 of $31.9 million, or 43 cents per share. Integration charges for the quarter ended March 31, 1998 were $12.5 million, $8.3 million net of taxes. Net earnings for the third quarter of 1998 were $27.9 million, or 38 cents per share. Net earnings for the third quarter in 1998 included a loss from discontinued operations of $4.0 million, or 5 cents per share representing a one-time, after-tax charge of $7.9 million related to settlement costs from the June 30, 1997 sale of the animal health segment and a $1.2 million charge related to the sale of chemical additive product lines in the second quarter of 1998, offset by $5.1 million of after-tax earnings from operations of the catalysts and chemical additives and Aero Systems divisions which were reclassified to discontinued operations in 1998. Net sales for the quarter ended March 31, 1999 were $675.0 million or 4 percent greater as compared to $649.8 million for the same period a year earlier.

For the nine months ended March 31, 1999, the Company recorded earnings from continuing operations of $120.9 million, or $1.68 per share. For the same period of 1998, the Company recorded a loss from continuing operations of $278.4 million, or a loss of $3.83 per share. The loss included pretax acquisition and integration charges of $399.9 million associated with the Nellcor acquisition. These charges included a one-time charge of $306.3 million for the write-off of purchased research and development at the date of acquisition, which had no offsetting tax benefit, a cost of goods sold charge of $74.4 million, $46.1 million net of taxes recognized during the first and second quarters related to the sale of inventories stepped up to fair value, and a charge related to integration activities of $19.2 million, $12.6 million net of taxes. Excluding the acquisition and integration charges, earnings from continuing operations for the first nine months of 1998 were $86.6 million, or $1.17 per share.

Net earnings for the first nine months of 1999 were $143.5 million, or $1.99 per share. This result included a gain of $22.6 million, or 31 cents per share, on the sale of the remaining chemical additives business of the catalysts and chemical additives division, which was reclassified to discontinued operations in 1998. For the first nine months of 1998, the Company recorded a net loss of $276.3 million, or $3.80 per share. In addition to the loss from continuing operations in 1998 discussed above, the Company recorded earnings from discontinued operations of $10.5 million, or 14 cents per share, representing the earnings from operations of the catalysts and chemical additives and Aero Systems divisions, which included $12.1 million of after-tax earnings from operations, $2.6 million of after-tax acquisition accounting charges, and a gain of $8.9 million after taxes resulting from the sale of chemical additive product lines, offset by a one-time, after-tax charge of $7.9 million related to settlement costs from the June 30, 1997 sale of the animal health segment. In addition, the net loss for the period ended
March 31, 1998 included an after-tax charge of $8.4 million, or 11 cents per share related to the cumulative effect of an accounting change discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net sales for the first nine months of 1999 were $1.9 billion, up 11 percent from the $1.7 billion in the same period last year, which included only seven months of operations of Nellcor. Sales to customers outside the United States during the nine months ended March 31, 1999 were $616 million, or 32 percent of total sales.

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

Actual revenues of some significant acquired in-process projects which were in development by Nellcor at the time of the acquisition have experienced shortfalls when compared to revenue estimates developed as of the acquisition date. These shortfalls are primarily attributable to delays in receiving regulatory clearance to market and/or problems with production ramp up activities which often occur at the early stages of manufacturing a new product. Such revenue shortfalls experienced to date are not indicative of any expected inability of these products to meet customer needs or their long-term revenue expectations. These delays/problems can have an impact on sales for the first several quarters versus the plan established at the date of acquisition because of the typically steep increase in sales which occurs with the introduction of a new product; however, such delays are usually inconsequential over the life of the product. Thus, management believes the delays/problems experienced to date of some significant products will not reduce the expected long-term revenues of these products, but only the timing of the receipt of these revenues.

A comparison of sales and operating earnings follows:
(In millions)

                                   Quarter Ended         Nine Months Ended
                                     March 31,                March 31,
                               --------------------     ---------------------
                                 1999        1998         1999        1998
                               --------    --------     ---------   ---------
Net Sales
  Respiratory                  $ 302.5     $ 286.0      $  849.0    $  703.6
  Imaging                        190.7       190.9         568.8       557.3
  Pharmaceuticals                181.8       172.9         485.1       450.8
                               --------    --------     ---------   ---------
                               $ 675.0     $ 649.8      $1,902.9    $1,711.7
                               ========    ========     =========   =========

Operating earnings (loss)
  Respiratory                  $  41.0     $  26.1      $   97.7    $   77.3
  Imaging                         31.1        38.9          90.6        88.0
  Pharmaceuticals                 35.5        30.7          73.1        56.2
                               --------    --------     ---------   ---------
                                 107.6        95.7         261.4       221.5
  Corporate expense               (6.0)       (5.6)        (18.5)      (18.2)
                               --------    --------     ---------   ---------
                                 101.6        90.1         242.9       203.3
  Acquisition and integration
   charges                                   (12.5)                   (399.9)
                               --------    --------     ---------   ---------
                               $ 101.6     $  77.6      $  242.9    $ (196.6)
                               ========    ========     =========   =========


Operating earnings for the quarter ended March 31, 1999 were $101.6 million, which is a 13 percent improvement over the $90.1 million recorded in the same period of last year before the inclusion of integration charges associated with the acquisition of Nellcor which were discussed previously. Operating earnings for the first nine months of 1999 were $242.9 million, or 19 percent greater than those reported for the first nine months of 1998 before acquisition and integration charges.

The Respiratory Group, of which Nellcor is now a part, had sales for the quarter ended March 31, 1999 of $302.5 million, or 6 percent greater than the sales recorded for the same period last year. The year-to-year sales improvement was attributable to volume growth of 4 percent or $10 million, and pricing and exchange rate changes each added one percent. The volume growth of pulse oximetry, ventilation, service, blood analysis, and anesthesiology and respiratory disposables as a group exceeded 9 percent. Sleep, portable ventilation and other product lines had a volume decline primarily due to delayed product introductions and competitive pressures associated with cost reimbursement on existing products in these businesses. These pressures will continue until the new products are introduced over the next several quarters. Operating earnings of this Group for the third quarter were $41.0 million, or 57 percent greater than the $26.1 million reported in the comparable period of 1998. The year-to-year operating earnings improvement is primarily attributable to the higher sales volumes which occurred in those product lines generating the highest margins, and lower expenses.

For the first nine months of 1999, Respiratory Group sales increased 21 percent over the same period of last year. The prior year included only seven months of Nellcor sales and operating results. The Group's sales increase of $145.4 million was attributable to volume growth of 21 percent, of which 14 percent was due to the inclusion of only seven months of Nellcor revenue in 1998 and 12 percent was due to volume growth for pulse oximetry, ventilation, service, blood analysis, and anesthesiology and respiratory disposables as a group, partially offset by price declines and lower volumes in sleep, portable ventilation and other product lines for the reasons discussed above. Operating earnings for the Respiratory Group for the first nine months of 1999 were $97.7 million, or 26 percent above the prior year-to-date results of operations.

The Imaging Group had sales for the quarter ended March 31, 1999 of $190.7 million, compared with $190.9 million for the comparable prior year period. Sales increases attributable to volume increases in all product lines of 5 percent or $10 million were more than offset by the decline in x-ray contrast media selling prices. Operating earnings for the three-month period ended March 31, 1999 were $31.1 million, or 20 percent below the comparable prior year period primarily as a result of selling price reductions in x-ray contrast media.

The Imaging Group's year-to-date sales were $568.8 million, or 2 percent above the sales for the same nine-month period last year.
The sales growth is primarily attributable to a $22 million increase in sales of nuclear medicine products. All major product lines contributed to a year-to-date sales volume increase of 6 percent, which was partially offset by price erosion in x-ray contrast media. Although price declines in the x-ray contrast media portion of the business were a less significant factor in the Group's results for the six months ended December 31, 1998 as compared to the comparable prior year period, x-ray contrast media price declines for the three months ended March 31, 1999 were 14 percent as compared to prior year results, and this trend will continue in the fourth quarter of 1999 and into next year. Operating earnings for the first nine months of 1999 were $90.6 million, which is a 3 percent improvement as compared to the same period in the prior year.

The Pharmaceuticals Group's sales for the quarter ended March 31, 1999 were $181.8 million, or 5 percent above sales in the comparable prior year period of $172.9 million. The sales increase of $8.9 million was primarily attributable to volume increases in dosage narcotics of $8 million. Operating earnings for this Group were $35.5 million, or 16 percent greater than those recorded in the comparable period last year. The operating earnings improvement was primarily attributable to increased sales volumes of higher margin narcotic products.

The Pharmaceuticals Group's sales for the nine-month period ended March 31, 1999 were $485.1 million, or 8 percent above the revenues generated during the comparable period last year. The sales increase of $34.3 million was primarily attributable to volume increases in narcotics of $32 million, which is an increase of 24 percent. Sales volumes of acetaminophen and laboratory and microelectronic chemicals declined 6 percent and 5 percent, respectively. The decline in acetaminophen sales is due to a late flu season in the U.S., while the decline in laboratory and microelectronic chemicals is primarily attributable to the weakness in the microchip industry. Price generated a 2 percent increase in sales for the Group when compared with the first nine months of last year. Operating earnings for the first nine months of 1999 were $73.1 million, or 30 percent above the comparable prior year results of operations primarily as a result of increased sales.

Corporate Matters

Corporate expense was up 7 percent and 2 percent for the quarter ended March 31, 1999 and first nine months of the year compared to the respective prior year periods.

Interest and other nonoperating income, net was $.2 million for the first nine months of 1999, and $13.1 million for the same period last year. In the prior year, the Company generated interest income on cash proceeds from 1997 divestitures invested in interest bearing securities. These cash equivalents were utilized to acquire Nellcor at the end of August 1997.

The Company's effective tax rates were 32.1 percent and 37.3 percent for the three-month periods ended March 31, 1999 and 1998, respectively. The Company's effective tax rate for the first nine months of 1999 was 32.3 percent. For the first nine months of the prior year, the Company had a loss from continuing operations of $278.4 million including the one-time noncash write-off of purchased research and development of $306.3 million, which had no tax benefit.

Financial  Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1998, cash and cash equivalents increased $4.2 million. Operations provided $29.8 million of cash, while capital spending totaled $83.0 million. The Company received $72.9 million in proceeds from asset disposals and $86.1 million in proceeds from redemption of investments. The Company's current ratio at March 31, 1999 was 1.2:1. Debt as a percentage of invested capital was 54.6 percent.

In December 1997, the Company filed a $500 million shelf debt registration statement which was been declared effective on May 4, 1999.

At March 31, 1999, the Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. The revolving credit facility was reduced from $1.6 billion to $1.0 billion in September 1998. There was no borrowing outstanding under the revolving credit facility at March 31, 1999. Commercial paper borrowings under this program were $290.2 million as of March 31, 1999. Non-U.S. lines of credit totaling $171.3 million were also available, and borrowings under these lines amounted to $16.7 million at March 31, 1999. The non-U.S. lines are cancelable at any time.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 39.4 million shares, including 2.6 million shares during the nine months ended March 31, 1999.

Estimated capital spending for the year ending June 30, 1999 is approximately $135 million.

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

Mallinckrodt has developed and is implementing a comprehensive program to address the Year 2000 issue. The program has four major focus areas: information technology systems; non-information technology systems; products; and key supplier and business partners. Overall, the Company has completed its assessment in the above described areas, and has substantially completed required modifications, replacements or conversions.

Information technology systems are hardware and software which support business applications. Year 2000 compliance for these systems included modification and testing of existing systems and replacement of certain systems with new technologies. Required modifications and replacements and testing thereof are substantially completed.

Non-information technology systems (embedded systems) are used in research and development, manufacturing processes and facility management systems. All remediation decisions for critical items are complete and implementation of modifications and replacements deemed appropriate are complete.

Compliance status and applicable remediation steps for currently and previously marketed products have been communicated via the Internet using a dedicated web page. Modifications necessary to achieve remediation for such products are available to customers in accordance with the above communicated remediation steps.

The Company is also assessing the readiness of its key suppliers and business partners to be Year 2000 compliant. Information requests have been distributed and responses received from virtually all those queried. To augment these evaluations, more detailed reviews of certain key suppliers and business partners are being conducted.
This part of the program is over 90 percent complete and, to date, no matters have been identified from the replies received that would appear to materially affect the operations of the Company's businesses.

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

The program to address Year 2000 has been underway since February 1997. Both internal and external resources are being used to assess and modify or replace non-compliant technologies, and to appropriately test Year 2000 modifications and replacements. The program is being funded through operating cash flows. The pretax costs incurred for this effort were approximately $7 million and $1 million in 1998 and 1997, respectively. The Company anticipates expenses of approximately $10 million will be incurred in 1999 to substantially complete the effort. In 2000, the Company anticipates an additional $2 million in pretax costs for program management and to complete monitoring and evaluations of key suppliers and business partners, program verification and contingency planning.

The cost of the program and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

If the modifications and conversions are not made or are not completed timely and operating contingency plans do not work as anticipated, the result could be an interruption, or a failure, of certain normal business activities or operations. Such failures could materially impact and adversely affect the Company's results of operations, liquidity and financial condition.

Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 7.

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

The Company's European sales offices and various manufacturing and distribution facilities affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion. The Company's legacy currency systems, which have multi-currency functionality, were modified at minimal expense to enable them to process euro transactions effective January 1, 1999. The Company believes the cost of converting the information technology and other systems to the euro will not be significant, and that such conversions will be completed on a timely basis prior to any anticipated negative impact on the Company's operations. The Company is cognizant of the potential business implications of converting to a common currency; however, it is unable to determine, at this time, the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

Mallinckrodt believes converting to the euro will have no material impact on the Company's currency exchange cost and/or risk exposure, continuity of contracts or taxation.

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

Previously Reported Matters
---------------------------

The following is a brief discussion of material developments in proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as amended by the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998.

Previously Reported Environmental Matters
-----------------------------------------
Animal Health Business Properties - The Company transferred several facilities to Schering-Plough Corporation (S-P) as part of the sale of the Company's animal health business in June 1997, including facilities in the following South American locations: Buenos Aires, Argentina; Cotia, Brazil; Itu, Brazil; Cali, Colombia; and Luque, Paraguay. During the baseline study performed in connection with the sale, chemical constituents were identified at these sites. Based on the information obtained upon completion of the baseline study, S-P determined that it needed to further delineate the extent of any potential contamination. S-P provided copies of proposed investigations to the Company in late March 1999. The Company has hired outside consultants to assist it in evaluating the environmental requirements of the various countries to determine if additional investigation and/or remediation is necessary or required. The Company does not necessarily agree that additional delineation and/or investigation is necessary. The Company is reviewing the delineation proposals made by S-P and plans to provide comments.

Springville, UT - Approval of the Revised Resource Conservation
Recovery Act Facility Investigation Work Plan for this site, which was submitted to the Utah Department of Environmental Quality in December 1998, has been delayed.

The trial date for the case styled Don Henrichsen, et al v. The
                                   ----------------------------
Ensign Bickford Company, et al, which is pending in the U.S. District
------------------------------
Court for the District of Utah, has been reset for December 1999.
The trial was previously scheduled to begin in August 1999.

Ensign-Bickford Industries, Inc. and The Ensign Bickford Company (jointly called, EBI) and the Company have received three additional complaints by nearby residents alleging personal property and property damage from migration of contaminants from facility operations. All of the lawsuits have been filed in the U.S. District Court for the District of Utah. The lawsuits are styled as follows:
Howard Ruff and Kay Ruff v. Ensign-Bickford Industries, Inc., et al
--------------------------------------------------------------------
(filed February 26, 1999);  Charles Bates and Ellen Bates v. Ensign-
                            ----------------------------------------
Bickford Industries, Inc., et al (filed March 9, 1999); and Rodney
--------------------------------                            ------
Petersen and Marilyn Petersen v. Ensign-Bickford Industries, Inc.
-----------------------------------------------------------------
(filed April 15, 1999). These suits allege that the Company and EBI's actions in operating the facility caused injury. Answers are due in the Ruff, Bates, and Petersen complaints in early May 1999.
           ----- ------     --------
The Company and EBI are jointly defending these actions.

Previously Reported Other Litigation
------------------------------------
OPTISON(*) Patent Litigation -

     Sonus Litigation - The United States Patent Office reexamination proceedings have concluded with the Patent Office confirming patentability of some of the claims in the Sonus Pharmaceuticals, Inc. patents under reexamination. The District Court has now lifted the stay and pretrial discovery has resumed. Trial is scheduled for February 2000. The Company will continue to challenge validity of the Sonus patents in this litigation.

     DuPont/ImaRx Litigation - Molecular Biosystems, Inc. (MBI), and its marketing partner, Mallinckrodt, were charged with patent infringement of U.S. Patent No. 5,547,656 by ImaRx Pharmaceutical Corp. (ImaRx) and its marketing partner, DuPont Pharmaceuticals (DuPont), for selling OPTISON(*) ultrasound contrast agent, in a suit filed on May 3, 1999 in the U.S. District Court for the District of Delaware. As previously reported, Mallinckrodt and MBI filed an action against ImaRx and DuPont to declare this patent invalid or not infringed in the U.S. District Court for the District of Columbia in July 1997, but that action was dismissed on jurisdictional grounds. Since that time, the patent has undergone reexamination in the United States Patent Office with the Patent Office recently confirming patentability of the claims of the patent. MBI and Mallinckrodt will vigorously defend on the grounds of invalidity and non-infringement.

Augustine Medical, Inc. -

     Europe - Trial of the action filed by Augustine Medical, Inc. in the District Court of The Hague, the Netherlands occurred on December 4, 1998. A decision by the Court that the Company did not infringe Augustine's patents was announced in February 1999.

     United States - The Company continues to expect a decision by the Court of Appeals for the Federal Circuit in the second quarter of calendar year 1999.

Item  2.  Changes in Securities and Use of Proceeds.

On February 17, 1999, the Company announced the redemption of the rights granted under the Rights Agreement, dated February 19, 1996, as amended as of September 2, 1998, between the Company and the First National Bank of Chicago, as Rights Agent. Each outstanding share of Mallinckrodt common stock represented one right. Shareholders of record on March 15, 1999 were paid five cents per right on March 31, 1999. As of the date hereof, no rights are issued and outstanding.

Item  3.  Defaults Upon Senior Securities.

Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item  5.  Other Information.

Not applicable.

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                          Description
-------   ----------------------------------------------------------

4.2 (c) Form 8-A/A filed on February 17, 1999 pursuant to Section 12(b) of the Securities Exchange Act of 1934, reflecting the redemption of the rights granted under the Rights Agreement, dated as of February 19, 1996, as amended as of September 2, 1998, between Mallinckrodt and the First National Bank of Chicago, as Rights Agent (incorporated herein by reference to Amendment to Registration Statement on Form 8-A/A dated February 17, 1999).

27 Financial data schedule for the quarter ended March 31, 1999 (filed with this electronic submission)

(b)  Reports on Form 8-K.

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

- Report dated February 17, 1999 under Item 5 regarding the redemption of the common stock rights plan.

- Report dated April 29, 1999 under Item 5 regarding the transfer of the manufacture of OPTISON(*) from Molecular Biosystems, Inc.
   (MBI) to Mallinckrodt, and the extension of Mallinckrodt's responsibility for funding clinical trials.

                     * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Mallinckrodt Inc.
---------------------------
         Registrant

By: /s/ MICHAEL A. ROCCA                By: /s/ DOUGLAS A. MCKINNEY
   ------------------------              ---------------------
    Michael A. Rocca                        Douglas A. McKinney
    Senior Vice President and               Vice President and
    Chief Financial Officer                 Controller

DATE: May 7, 1999