Form 10-K
period 1999-06-30
MALLINCKRODT INC /MO
filed 1999-09-08
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                  FORM 10-K
        X
       ---   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999

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
        (Address of principal                       (Zip Code)
         executive offices)
  Registrant's telephone number, including area code: 314-654-2000
                         ------------------------------
      Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ---
                         ------------------------------
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the August 31, 1999 shares outstanding and closing price of the registrant's common stock: $2,249,243,434

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 70,151,842 shares as of August 31, 1999.

Documents Incorporated By Reference: Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from pages 2 through 7, and 11; pages 6 and 7, 10 and 11, and 19 through 29; pages 8 through 10; and page 7, respectively, of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999.

1999 FORM 10-K CONTENTS


Item                                                          Page
----                                                          ----
Part I:
1.  Business..............................................      1
    Introduction..........................................      1
    General Factors Related to the Business...............      2
    International and Economic Risk Factors...............      2
    Operations............................................      3
    Other Actions.........................................      9
    Other Activities......................................      9
2.  Properties............................................     11
3.  Legal Proceedings.....................................     11
4.  Submission of Matters to a Vote of Security Holders...     17
    Executive Officers of the Registrant..................     17

Part II:
5.  Market for Registrant's Common Equity and Related
     Stockholder Matters..................................     19
6.  Selected Financial Data...............................     20
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................     21
7A. Quantitative and Qualitative Disclosures About
     Market Risk..........................................     31
8.  Financial Statements and Supplementary Data...........     32
9.  Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure...............     59

Part III:
10. Directors and Executive Officers of the Registrant....     59
11. Executive Compensation................................     59
12. Security Ownership of Certain Beneficial Owners
     and Management.......................................     59
13. Certain Relationships and Related Transactions........     59

Part IV:
14. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..................................     59

Signatures................................................     64

PART I.

ITEM 1.   BUSINESS

Introduction

Company Profile
---------------

Mallinckrodt Inc. (Mallinckrodt or the Company) is a global company serving selected healthcare markets with products used primarily for respiratory care, diagnostic imaging and pain relief.

The Company was incorporated in New York in 1909 under the name
International Agricultural Corporation. The corporate headquarters is located at 675 McDonnell Boulevard, St. Louis, Missouri 63134, and the telephone number is (314) 654-2000.

Transformation of the Company
-----------------------------

During the past several years, many significant steps have been taken to transform the composition of the Company. During the past three years, the transformation has involved the following:

     - On October 16, 1996, the shareholders approved changing the Company's name from Mallinckrodt Group Inc. to Mallinckrodt Inc.

     - On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture. The transaction generated a net value to the Company of $550 million.

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

     - During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. These transactions generated cash proceeds of $305 million in 1998 and $56 million in 1999.

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 2 of the Notes to Consolidated Financial Statements in Item 8.

-----------------------------------------
CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this annual report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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

General Points
--------------

In this report:

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt," unless otherwise indicated by the context. The Company has three business segments - Respiratory, Imaging and Pharmaceuticals.

The term "operating earnings" represents revenues less all operating expenses. Operating expenses of a business segment do not include interest expense, corporate income or expense, and taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.

Registered and common law trademarks are indicated by an asterisk (*).

GENERAL FACTORS RELATED TO THE BUSINESS

Results from operations and related working capital requirements for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. These seasonal factors tend to favorably affect sales and earnings of ventilators and pulse oximetry products (Respiratory), bulk and dosage narcotics, and acetaminophen (Pharmaceuticals) primarily in the third and fourth quarters.

Mallinckrodt's business segments generally do not extend long-term credit to customers. The Company does, however, periodically facilitate leasing arrangements through unaffiliated companies for the financing of medical equipment sales to hospital and alternate care customers. In certain instances, the Company provides limited recourse to the unaffiliated company in the event of customer default; however, the total potential liability from the recourse is immaterial to the Company as a whole. The Company believes this credit policy, as well as its working capital requirements, do not materially differ from those of its competitors.

Competition with manufacturers and suppliers in Mallinckrodt's business segments involves price, service, quality and technological innovation. Competition is strong in all markets served.

The Company's operations are subject to significant U.S. and international regulation related to the safety and efficacy of human medical devices and pharmaceutical products, the control and safety of radiopharmaceutical and controlled substances, and the environmental impact of the manufacture, storage and distribution of the Company's products.

Financial information about the business segments is in Item 7, Management's Discussion and Analysis of Financial Condition and
Results of Operations, and in Item 8, Financial Statements and
Supplementary Data. Financial information about foreign and domestic operations is included in Note 18 of the Notes to Consolidated
Financial Statements in Item 8.

INTERNATIONAL AND ECONOMIC RISK FACTORS

The Company operates globally, with manufacturing and distribution facilities in various countries, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Australian dollar. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified. To minimize exposures to foreign currency exchange rates, which occur in the ordinary course of business, the Company purchases currency options.

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

The Company does not consider the present overall rate of inflation to have a significant impact on the businesses in which it operates; however, general sales price declines in hospital and alternate care products on a global basis due to healthcare cost containment have had a negative effect on operating results, and this trend is expected to continue.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not result in a significantly different risk profile.

Mallinckrodt's sales to customers outside the U.S. represented approximately 32, 33 and 36 percent of consolidated net sales in 1999, 1998 and 1997, respectively. Products are manufactured and marketed through a variety of subsidiaries and affiliates around the world.
For additional information, see discussions of individual business segments included below; under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Item 8, Note 18 of the Notes to Consolidated Financial Statements.

OPERATIONS

The Company manufactures and distributes advanced innovative products for acute and chronic respiratory care, imaging products for disease diagnosis, and pharmaceutical products used in pain management. Principal products include pulse oximetry monitors and sensors which provide non-invasive monitoring of pulse rate and oxygen saturation, x-ray contrast media used in radiology and cardiology procedures, radiopharmaceuticals used in diagnostic nuclear medicine procedures, critical care and portable ventilators, home oxygen therapy products, airway management and other critical care devices, acetaminophen and bulk and dosage narcotics used in pain management, and laboratory and microelectronic chemicals.

The Company is comprised of three business segments - Respiratory, Imaging and Pharmaceuticals.

Net sales by segment were (in millions):

                                        1999       1998       1997
                                       -------    -------    -------
     Respiratory...................    $1,144     $  991     $  321
     Imaging.......................       776        760        802
     Pharmaceuticals...............       661        616        575
                                       -------    -------    -------
                                       $2,581     $2,367     $1,698
                                       =======    =======    =======

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The combination of Nellcor and Mallinckrodt's critical care division, which together comprise the Respiratory segment of the Company, created the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients. Product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products, and medical gases.

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

The healthcare industry is experiencing extensive change. All markets served by the Company are highly competitive in the United States and overseas. Legislative bodies, in all likelihood, will continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may significantly affect pricing or demand for medical products, the relative costs associated with doing business, and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare providers and product manufacturers to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on healthcare product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other healthcare products. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. These organizations are continuing to consolidate and grow, which may increase the ability of the organizations to influence the practices and pricing involved in the purchase of medical products, including those products sold by the Company. Both cost containment and regulatory reform may have an adverse impact on the Company's results of operations.

The demand for price reductions from healthcare customer buying groups continued throughout 1999. This trend, which is expected to continue, had its most significant impact on the Company's Imaging segment, where the potential for generic competitive products and available manufacturing capacity continue to lower prices. In response to this market trend, in 1996, the Company entered into a multi-year agreement, with prices subject to periodic renegotiation, with Premier Purchasing Partners, L.P. (Premier), the largest healthcare purchasing group in the United States. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,800 hospital and healthcare facilities are provided incentives to use Mallinckrodt products. Effective July 1, 1999, the corporate partnership agreement was extended two years through December 31, 2006, and the agreement now includes almost all Respiratory and Imaging segment products. For 1999, 1998 and 1997, net sales to hospital and healthcare facilities under the Premier agreement represented approximately 13 percent, 13 percent and 9 percent of net sales, respectively. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 1999.

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

Respiratory
-----------

The Respiratory segment develops and markets products that help diagnose, monitor and treat respiratory disorders, wherever patients receive care. Nellcor, with its core competency in pulse oximetry, joined with Puritan-Bennett Corporation, the leader in critical care ventilation, in 1995. Mallinckrodt had previously established world leadership positions in airway management and other critical care devices.

Today, the Company's product line is the broadest in the industry and is composed of several businesses - anesthesia and respiratory devices; oximetry, including monitors and sensors; critical care and portable ventilators; medical gas; oxygen therapy and asthma management; sleep diagnostics and therapy; blood analysis products; and maintenance services.

Anesthesia and respiratory devices include continuous core temperature monitoring systems, fluid warming and convective warm air temperature management systems, and endotracheal and tracheostomy tubes. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and post-operatively. The airway management product line consists of basic and specialty tracheal tubes, a full range of disposables used in hospitals to connect the airway management products to anesthesia and ventilation machines, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. The Company's endotracheal and tracheostomy tubes are by far the world market leaders.

Mallinckrodt is the world's foremost manufacturer of oximetry products, including monitors and sensors. The Company has built on its expertise in pulse oximetry to offer a wide range of patient safety products for clinical assessment in every healthcare setting and the home. From simple handheld devices to multiparameter systems, the Nellcor line offers choice in size, cost and function. Today, Mallinckrodt offers the most comprehensive line of adhesive and reusable sensors for all patient types and applications. Oximetry product sales were 14 percent and 12 percent of Mallinckrodt's consolidated sales for 1999 and 1998, respectively.

The Company's OEM oximetry modules are sold to manufacturers of multiparameter monitoring systems, which incorporate the Company's oximetry technology into their own systems. Mallinckrodt currently has agreements with 78 OEMs and licensees. These customers include medical equipment manufacturers in the United States, Europe, Asia, Japan and Latin America.

The Company entered into agreements with Hewlett Packard Company (HP) in 1996 and Corometrics, Inc. in 1995 to incorporate the Company's fetal oximetry technology into integrated maternal fetal monitors provided by these leading suppliers. Both HP and Corometrics, Inc. are currently selling these integrated monitors outside of the United States.

During 1999, Mallinckrodt received 510(k) clearance for new oximetry products, including the NPB-3900* Series Multiparameter Monitors and the NPB-4000C* Multiparameter Monitor with Color Display. The latest addition to the oximetry family, the NPB-395* Pulse Oximeter, is pending 510(k) clearance.

The Company's fetal pulse oximeter is already approved in Europe and is in the advanced stages of product registration in the United States. It is believed that the N-400* Fetal Oximetry System will help lower the risks involved in childbirth by reducing unnecessary cesarean section deliveries. The Company believes that fetal pulse oximetry can help clinicians make more informed decisions regarding the status of a fetus during labor and delivery by providing information that helps them determine if the fetus is adequately oxygenated when the heart-rate pattern is non-reassuring.

During 1999, the Company introduced the MP404* Oximetry Module. With this module installed, OEM customers can have advanced digital signal processing designed to tenaciously track patient oxygen status, even during long periods of patient motion or poor perfusion. Upgraded algorithms allow the MP404* to read through signal corruption to provide accurate patient saturation and pulse values. This makes the MP404* ideal for use in monitoring neonatal through adult patients in a variety of settings.

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

During the fourth quarter of 1998, the Company received marketing clearance from the FDA to sell its new 840* ventilator, which is designed to become the world's leading infant-pediatric-adult critical care ventilator. During the second quarter of 1998, the Company received marketing clearance from the FDA to sell its new, state-of-the-art 740* ventilator. The low operating and maintenance costs of the 740* ventilator make it ideal for use in developing countries and in subacute care facilities. In December 1998, the Company received FDA marketing clearance to sell the 760* ventilator. U.S. sales commenced in February 1999.

In its portable ventilator product line, the Company released the Achieva* ventilator to markets outside the U.S. during 1999. This next generation portable ventilator adds the pressure support ventilation modification for improved patient comfort.

The Company's medical gas business involves the filling and distribution of nitrous oxide and other medical and specialty gases primarily in high pressure cylinder systems. The Company is the largest producer of nitrous oxide in North America with 4 production units, and distributes this along with other medical and specialty gases through a nationwide system of 31 branches. These products are sold by the Company's dedicated sales force to users of medical gases in major cities and through distributors in rural areas.

The oxygen therapy and asthma management product family covers the entire range of oxygen therapy functions, from oxygen concentrators to portable liquid oxygen and conservation devices. The Company's spirometry system measures lung capacity and performance through a complete line of devices targeted at hospital pulmonologists and primary care physicians. In April 1998, the Company received 510(k) premarket clearance from the FDA for its new spirometry system, the Simplicity*. This small, lightweight, handheld system is designed for primary care physicians. The Company also markets peak flow meters, peak flow monitors, and other devices to help patients with asthma or other forms of chronic obstructive pulmonary disease (COPD) to better manage their conditions.

Diagnostic and therapeutic sleep products are used in hospital sleep laboratories to diagnose sleep problems and in a variety of other settings to monitor and treat sleep disorders. In sleep therapy, the Company received 510(k) clearance for the GoodKnight* range of Continuous Positive Airway Pressure (CPAP) products in July 1998. In diagnostic products, the Company released its Windows* version of its Sandman* polysomnography system.

HemoCue products serve the in vitro blood testing market for blood hemoglobin and glucose analysis. These tests are performed in physician office laboratories, hospitals, public health facilities, blood banks and diabetes clinics. HemoCue has divided the U.S. market into twelve regions, of which nine are covered by regional exclusive distributors and three by a dedicated direct organization. Internationally, these products are marketed primarily through dedicated distributors.

The Company's service programs support customers during all stages of product ownership and assist healthcare providers in merging the most appropriate technology with the most cost-effective methods, including CliniVision*, the market-leading handheld computing tool used in tracking the care of respiratory impaired patients.

Mallinckrodt's customers had traditionally been physicians and healthcare professionals in clinical settings such as critical care units of hospitals. With the increasing pressure to lower healthcare costs, more patients are being treated in lower-cost areas in and outside the hospital. The Company's products are now purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and are marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, physicians' offices, clinics, ambulatory care settings, and the growing home market.

The Company's products are sold in the major markets of the world principally through a direct sales force, assisted by clinical consultants and specialists, corporate account managers, and distributors in the U.S. and internationally.

In January 1999, Mallinckrodt acquired Life Design Systems, Inc.
(LDS), a Dallas, Texas-based developer and manufacturer of resuscitation bags and related accessories. LDS produces resuscitation bags with carbon dioxide detection capability in a range of sizes from infant to adult. This acquisition was accounted for under the purchase method of accounting.

During 1999, Mallinckrodt sold Medical Gas Distribution Systems (MGDS) and Crow River Industries (including its subsidiary company, Mobility Products and Design). MGDS sold the medical gas outlets, alarms and accessories used in the movement of medical gases within hospitals. During 1997, the Company sold Mallinckrodt Sensor Systems, Inc. The financial statements include the results of these businesses prior to sale; however, the associated earnings and assets were not material to the Respiratory segment or to Mallinckrodt Inc.

Respiratory manufacturing facilities are located in Angelholm, Sweden; Argyle, New York; Athlone, Ireland; Carlsbad, California; El Paso, Texas; Galway, Ireland; Indianapolis, Indiana; Irvine, California; Johannesburg, South Africa; Juarez, Mexico; Mirandola, Italy; Nancy, France; Plymouth, Minnesota; St. Charles, Missouri; and Tijuana, Mexico. Production units for the manufacture and/or purification of nitrous oxide are located in Galena, Kansas; Maitland, Canada; Pensacola, Florida; and Richmond, California. The Company also operates 31 branches which transfill and distribute medical gases. Mallinckrodt owns the Argyle, Athlone, Carlsbad, Galway, Mirandola and Nancy facilities. The remainder are leased. The Argyle, New York facility is no longer in production and efforts are underway to divest this facility.

For information about legal activities involving the Respiratory segment, see the Other Litigation section of Legal Proceedings in Item 3.

Imaging
-------

The Imaging segment includes the manufacture, sale and distribution of products used in radiology, cardiology and nuclear medicine.

Radiology products include x-ray contrast media (ionic and nonionic), ultrasound contrast agents, magnetic resonance imaging (MRI) agents, and catheters for use in diagnosis and therapy. These products are marketed in the U.S. principally by a direct sales force. Internationally, these products are marketed through direct sales forces and distributors. On August 20, 1999, the Company sold the catheter product line and the associated manufacturing facility in Angleton, Texas.

Cardiology products are directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, ultrasound contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales organization within Mallinckrodt's direct sales force. Radiology and cardiology x-ray contrast media sales were 16 percent, 18 percent and 28 percent of Mallinckrodt's consolidated sales for 1999, 1998 and 1997, respectively.

Nuclear medicine products consist of radiopharmaceuticals used to provide images of numerous body organs, anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold in the U.S. by a direct sales force and distributed both directly and through a nationwide network of nuclear pharmacies. Internationally, nuclear medicine products are marketed through a direct sales force and distributors.

Since its introduction in the U.S. ten years ago, Optiray*, a low osmolar, nonionic x-ray contrast medium, has been widely accepted in both radiology and cardiology procedures. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the Company opened a new production facility in Dublin, Ireland during 1994 for the manufacture of Optiray* in its bulk drug form. In addition, capacity expansion projects at Mallinckrodt's existing plant in St. Louis, Missouri were completed in 1994 and again in June 1997. Mallinckrodt has also made investments at its Dublin facility to launch a new process for the synthesis of Ioversol, the key component of Optiray*, resulting in lower costs and improved quality. This process was started in February 1998 at the Dublin, Ireland facility and is expected to be completed at the St. Louis manufacturing site in 2000.

In June 1990, Mallinckrodt introduced Ultraject*, a patented innovation in x-ray contrast media agent administration. This prefilled syringe provides a more efficient, convenient and safer method of delivering contrast agents. Ultraject* allows Mallinckrodt to differentiate its x-ray contrast media offering by providing advantages over traditional glass bottles and vials because it reduces handling hazards and the potential for dosage error. In January 1996, Mallinckrodt acquired Liebel-Flarsheim Company of Cincinnati, Ohio to enhance its position in the contrast imaging arena. Liebel-Flarsheim's products include x-ray contrast media power injectors for angiography and CT, x-ray components, and specialized equipment for diagnostic urology procedures.

In September 1996, Mallinckrodt signed a collaboration agreement with Epix Medical Inc., formerly known as METASYN, Inc., to co-develop a blood pool MRI agent. Mallinckrodt has worldwide manufacturing rights for the products developed and has selling and marketing rights to them for all countries, except Japan. In April 1997, Mallinckrodt introduced GastroMARK*, an oral GI bowel marker used in MRI procedures. This product was licensed from Advanced Magnetics, Inc. of Cambridge, Massachusetts and is distributed exclusively by Mallinckrodt in the U.S., Canada, Mexico, Japan, Australia and New Zealand.

During 1989, Mallinckrodt acquired an equity position of less than two percent of the then outstanding common shares of Molecular Biosystems, Inc. (MBI) of San Diego, California, and obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. Albunex* was approved in August 1994 with Mallinckrodt's launch of the product occurring in the second quarter of 1995. On September 7, 1995, Mallinckrodt entered into a new distribution and investment agreement for Albunex* and OPTISON* (FS069), a new ultrasound contrast agent in development. Under the September 7, 1995 agreement, Mallinckrodt made an additional equity investment of $13 million in MBI. In addition, the agreement also provides for Mallinckrodt to partially fund OPTISON* clinical development and make various milestone payments. Mallinckrodt's total equity position in MBI pursuant to this agreement is under ten percent of MBI's outstanding and publicly traded common stock. In December 1996, Mallinckrodt extended the agreement with MBI to exclusively distribute in Europe, Africa, most of Asia, Australia and New Zealand. Albunex* received FDA approval in June 1997 for the diagnosis of fallopian tube patency as part of infertility workup.

On December 31, 1997, OPTISON* received FDA approval. The product was launched in the United States on January 2, 1998. OPTISON*, the first of the perflourocarbon-containing ultrasound agents to reach the market, enables physicians to enhance resolution of anatomical structure where ultrasound alone is inadequate. The product is specifically indicated for use in patients with suboptimal echocardiograms to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders. Ultrasound cardiac imaging has several advantages over other imaging methods. It is minimally invasive, relatively inexpensive and can provide a real-time image.

OPTISON* helps increase the effectiveness of echocardiography in diagnosing heart disease by introducing gas-filled microspheres into the blood. The microspheres travel in the bloodstream to the left ventricle of the heart, where the microspheres reflect the sound waves generated from ultrasound equipment, enabling the development of a clearer, more diagnostic ultrasound image.

On May 19, 1998, Mallinckrodt announced that OPTISON* had received final marketing authorization by the European Commission for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union. OPTISON* is the only fluorocarbon-based agent approved for use in Europe.

In April 1999, Mallinckrodt announced it had reached an agreement in principle with MBI under which MBI would transfer the manufacture of OPTISON* to the Company, and the Company would assume responsibility for funding all cardiology, as well as radiology, clinical trials for OPTISON* in the U.S. The agreement in principle provided for an effective date of March 1, 1999. MBI and the Company are negotiating a definitive agreement reflecting these, as well as other, terms.

The Company is a party to several legal proceedings in which the manufacture and sale of OPTISON* is alleged to infringe upon patents held by the plaintiffs therein. For additional information about this litigation, see the Other Litigation section of Legal Proceedings in
Item 3.

In 1995, Mallinckrodt signed an agreement with Medi+Physics to distribute healthcare proprietary radiopharmaceutical products through Medi+Physics' radiopharmacies in the U.S. and Canada. Additionally, in 1997, Mallinckrodt signed a 5-year co-marketing agreement with Medi+Physics for Mallinckrodt to market Myoview*, a radiopharmaceutical cardiac imaging agent, in the U.S.

Imaging manufacturing facilities are located in Cincinnati, Ohio;
Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, the Netherlands; Pointe Claire, Canada; Raleigh, North
Carolina; and St. Louis, Missouri. Mallinckrodt owns these facilities. The Company also operates 40 nuclear pharmacies of which 37 are located in population centers throughout the U.S.

Pharmaceuticals
---------------

The Pharmaceuticals segment's products include analgesics such as acetaminophen (APAP) used to control pain and fever; codeine salts, morphine and other opium-based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other Pharmaceuticals segment products include laboratory chemicals used in analysis and microelectronic chemicals used in the semiconductor industry; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceuticals and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products.

Most Pharmaceuticals products are sold through distributors and by a direct sales force to the pharmaceutical industry for use in the manufacture of dosage form drugs. Narcotic prescription chemicals are sold directly to pharmaceutical manufacturers, and pharmaceutical dosage products are sold directly to drug wholesalers and chain pharmacies, while opiate addiction products are sold primarily to clinics. Laboratory chemical products, which include thousands of high-purity reagent chemicals used in research and development and analytical laboratories, are sold primarily through distributors to medical, industrial, educational and governmental laboratories. A direct sales force is used to offer microelectronic chemicals and photoresist strippers to semi-conductor chip producers worldwide.

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

Pharmaceuticals products are manufactured in Derbyshire, England;
Deventer, the Netherlands; Greenville, Illinois; Hayward, California; Hobart, New York; Mexico City, Mexico; Paris, Kentucky; Phillipsburg, New Jersey; Raleigh, North Carolina; St. Louis, Missouri; and
Torrance, California.

OTHER ACTIONS

Discontinued Operations
-----------------------

In 1998, the Company sold or committed to sell the catalysts and chemical additives and Aero Systems divisions. Certain liabilities for environmental, litigation and employee benefits remain with the Company. The last portion of the catalysts and chemical additives division was sold on July 31, 1998.

On June 30, 1997, the Company sold its animal health segment for cash plus the assumption of certain liabilities. Certain environmental liabilities, facility leases and liabilities for employee benefits, including postretirement benefits, were retained by the Company.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture.

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

OTHER ACTIVITIES

Research and Development
------------------------

The Company performs applied research directed at development of new products, development of new uses for existing products, and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application. The Company's development activities are focused on marketplace needs. Internal research efforts in each of its business segments are supplemented with third-party and university technical agreements. Research and development expenses, excluding purchased research and development as a result of the Nellcor acquisition in 1998, were $152.2 million, $149.0 million and $100.5 million in 1999, 1998 and 1997, respectively.

The Respiratory segment's research and development functions are individually aligned with each of its business units. The research and development functions are housed most frequently near a primary manufacturing site, which are principally located in Angelholm, Sweden; Carlsbad, California; Hazelwood, Missouri; Irvine, California; Mirandola, Italy; Pleasanton, California; Plymouth, Minnesota; and St. Charles, Missouri.

Research and development activities for the Imaging segment are performed primarily in Cincinnati, Ohio; Petten, the Netherlands; and St. Louis, Missouri. Research and development activities for the Pharmaceuticals segment are carried on in Phillipsburg, New Jersey; St. Louis, Missouri; and Torrance, California. Technical personnel for process support are located at each manufacturing location.

Patents, Trademarks and Licenses
--------------------------------

Mallinckrodt owns or licenses in excess of 1,550 United States and foreign patents that expire at various times over the next twenty years. Mallinckrodt owns or licenses in excess of 1,950 United States and foreign trademarks. The Company also currently has pending approximately 750 United States and foreign patent applications and over 300 United States and foreign trademark applications. No single patent or trademark is considered to be essential to the Company as a whole, but in the aggregate, the patents and trademarks are of material importance to the Company.

Government Regulation
---------------------

Drug and Medical Device Regulation - Most of the Company's businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug and device industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems. In 1997, the Food and Drug Administration Modernization Act was passed in the United States and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs and medical devices. The legislation was principally designed to ensure the timely availability of safe and effective drugs and medical devices by expediting the premarket review process for new products.

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

Puritan-Bennett has experienced and will continue to experience incremental operating costs due to ongoing regulatory compliance requirements and quality assurance programs initiated in part as a result of the FDA consent decree. The amount of these incremental costs currently cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers, and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree.

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

Environmental Regulation - The Company's operations are subject to a variety of federal, state and local environmental laws and regulations that govern, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, discharges to water, and air emissions from equipment and facilities.

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $5 million in 1999, $6 million in 1998, and $6 million in 1997. The Company currently estimates that environmental capital expenditures during 2000 and 2001 will be $10 million and $12 million, respectively.

The Company had previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites. Related accruals of $128.8 million at June 30, 1999 are included in current accrued liabilities and other noncurrent liabilities and deferred credits. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any recovery is contingent upon a successful outcome and has not been recognized in the Company's results of operations.

The Company has recognized the costs and associated liabilities only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

Compliance - Mallinckrodt endeavors to comply with all applicable laws and regulations, but there can be no assurance that its compliance efforts will always be acceptable. Instances of non-compliance have occurred in the past and, although they have not had a material adverse impact on the Company, such instances could occur in the future and possibly have a material adverse impact. In particular, the Company is unable to predict the extent to which it may be adversely affected by future regulatory developments such as new or changed laws or regulations.

In the fall of 1997, German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law. Based on currently available information, the Company does not believe that the German investigations will have a material impact on the Company's consolidated results of operations or financial position.

See the Environmental Matters section of Legal Proceedings in Item 3, Management's Discussion and Analysis of Financial Condition and
Results of Operations in Item 7, and Note 20 of the Notes to
Consolidated Financial Statements in Item 8 for additional information.

Employees
---------

Mallinckrodt had 13,098 employees at June 30, 1999, consisting of 7,531 U.S. based employees and 5,567 employees outside the U.S.

Labor Relations
---------------

In the U.S., the Company has ten collective bargaining agreements with eight international unions or their affiliated locals covering 846 employees. Four agreements covering 500 employees were negotiated during 1999, with no work stoppages. One agreement covering 70 employees will expire in 2000. Nine operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 1,173 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2.   PROPERTIES

Information regarding the principal plant and properties of Mallinckrodt is included in the Operations and Other Activities sections of Business in Item 1. The Company has distribution locations in the U.S. in Carlsbad, California; Cincinnati, Ohio; El Paso, Texas; Mission Viejo, California; Plymouth, Minnesota; St. Charles, Missouri; and St. Louis, Missouri.

The Company leases space for its international operations in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Finland, France, Germany, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Philippines, Poland, Portugal, Puerto Rico, Singapore, South Africa, Spain, Sweden, Switzerland and United Kingdom. Additionally, Mallinckrodt leases office space in St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.   LEGAL PROCEEDINGS

Environmental Matters
---------------------

The Company is actively involved in the investigation or remediation of, or is addressing potential claims of, alleged or acknowledged contamination at approximately 24 currently or previously owned or operated sites and at approximately 16 off-site locations where its waste was taken for treatment or disposal. These actions are in various stages of development and generally include demands for reimbursement of previously incurred costs, or costs for future investigation and/or for remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay for any past remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to historic and formerly owned operations of the Company.

Once the Company becomes aware of its potential environmental liability at a particular site, the measurement of the related environmental liabilities to be recorded is based on an evaluation of currently available facts such as the extent and types of hazardous substances at a site, the range of technologies that can be used for remediation, evolving standards of what constitutes acceptable remediation, presently enacted laws and regulations, engineering and environmental specialists' estimates of the range of expected clean-up costs that may be incurred, prior experience in remediation of contaminated sites, and the progress to date on remediation in process. While the current law potentially imposes joint and several liability upon each party at a Superfund site, the Company's contribution to clean up costs at these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the volumes of waste involved. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total clean-up, the recorded liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is disputed, existence of an allocation agreement, status of current action, and experience to date regarding similar matters. Current information and developments are regularly assessed by the Company, and accruals are adjusted on a quarterly basis, as required, to provide for the expected impact of these environmental matters.

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

The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Orrington, ME - Hanlin Group, Inc. purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In April 1989, Hanlin filed suit in the U.S. District Court for the District of Maine alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, groundwater and adjoining waterways. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C. (HoltraChem); the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by the United States Environmental Protection Agency (EPA). A draft Site Investigation has been completed by the Company.
Additional investigation was required to address questions posed by EPA and the State of Maine Department of Environmental Protection (Maine DEP). The Company completed the additional work to supplement the Site Investigation and submitted the final Site Investigation plan to the EPA and the Maine DEP on December 29, 1998. The Company and HoltraChem met with the Maine DEP and EPA in April 1999 to discuss the conclusions of the Site Investigation. The Company expects comments on the Site Investigation plan from the agencies shortly. Costs of implementing remedial action at the site will be shared by the Company and HoltraChem on a yet-to-be agreed basis. If the parties cannot reach agreement, the matter will be referred to binding arbitration.

On June 21, 1999, the Company and HoltraChem received a Notice of Intent to Sue (Notice) under Section 7002(a)(1)(B) of the Resource Conservation and Recovery Act (RCRA) sent by the Natural Resources Defense Council, Inc. (NRDC) and the Maine People's Alliance (MPA). NRDC and MPA allege that the Company as a former owner of the facility contributed to mercury discharges to the environment that NRDC and MPA assert pose a continuing risk of harm to public health and the environment. NRDC and MPA state that the lawsuit will request that the Company and HoltraChem abate the hazards to the environment. The Notice states that suit will be filed in the United States District Court for the District of Maine shortly after the expiration of the ninety day notice period required by law. The Notice invites the Company and HoltraChem to contact representatives of NRDC and MPA to discuss the Notice. The Company and HoltraChem, through the RCRA Corrective Action process and with oversight by EPA and Maine DEP, are currently addressing issues raised in this Notice regarding contamination attributable to the site. The Company and HoltraChem will evaluate this Notice and jointly determine the appropriate response.

Auburn Hills, MI - The Company is a defendant in an action that was filed on January 13, 1986 and is currently pending in the U.S. District Court for the Eastern District of Michigan, styled Frank J.
                                                            --------
Kelley and the City of Pontiac v. Great Lakes Container Corporation,
--------------------------------------------------------------------
et al, relating to a drum reconditioning facility located in Auburn
-----
Hills, Michigan that was leased and operated by the Company in the 1970s. The State of Michigan (State) and the present owner of the facility, Columbus Steel Drum Company, Inc., claim that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for alleged contamination of soil and groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred clean-up costs and compensation for damages to the site. The Company denies any violation of applicable law on its part. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company.

The Company and other parties have explored settlement alternatives, but have not reached a global settlement to date. The Company submitted a Remedial Action Plan (RAP) to the State of Michigan for this site which was rejected. Although the Company completed additional work as requested by the State and prepared a report describing the results of the additional work and submitted it to the Court, the Michigan Department of Environmental Quality (MDEQ) decided to complete additional investigation.

MDEQ hired a consultant to complete these additional studies at the site. MDEQ concluded that further additional investigation was necessary before defining a final RAP for the site. The Company does not believe additional investigations are necessary considering the number of investigations completed to date. All parties are waiting for MDEQ to define a final RAP. The parties to the litigation have agreed to mediate the issue of the State's past cost claims. A mediator has been chosen and mediation was held July 21-23, 1999. The mediator plans to report to the judge that negotiations would proceed better if MDEQ has defined its remedy. More mediation sessions are being scheduled. Discovery is proceeding on the other issues in the litigation.

St. Louis, MO/CT Decommissioning - The Company processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) from the 1960s through 1986. Pursuant to NRC regulations, the Company is required to complete decommissioning of the processing areas, buildings and soil on the site where manufacturing occurred. The Company submitted a Phase I Decommissioning Plan to the NRC in November 1997 and received NRC comments in February 1999. The Company is developing the Phase II Decommissioning and Decontamination Plan to submit to the NRC. This plan was due in December 1998, but the Company received an extension to submit the Phase II Plan in June 2000. The Company submitted a Financial Assurance Plan to the NRC as requested in April 1999. The Company is waiting for NRC comments.

St. Louis, MO/RCRA Corrective Action - The Company's St. Louis plant has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. The Company worked with the Missouri Department of Natural Resources (MDNR) to complete the RCRA Facility Assessment and identified certain Solid Waste Management Units (SWMUs) and Areas of Concern (AOCs). The Company received its Part B permit and appealed certain provisions. The Company has negotiated a resolution of its appeal. The MDNR has conditionally approved the RCRA Facility Investigation Final Work Plan (Work Plan) submitted by the Company, which describes additional investigation of certain SWMUs and AOCs. The Company has started field work in accordance with the Work Plan and is submitting quarterly reports to the MDNR. Activities are continuing in accordance with the RCRA process.

Raleigh, NC - The Company's bulk pharmaceutical facility has been operating since the mid 1960s. It has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. There are several phases to the corrective action process. The Company has worked with federal and state agencies to identify certain Solid Waste Management Units (SWMUs).
The Company received its permit and submitted a RCRA Facility Investigation Work Plan (RFI Work Plan) to the North Carolina Department of Environment, Health and Natural Resources (Agency) proposing to investigate the SWMUs. The Agency identified certain technical issues concerning the RFI Work Plan and the Company responded to these issues through revisions to the RFI Work Plan. The Company continues to work with the Agency to complete the RCRA process.

Final approval of the RFI Work Plan was issued in December 1997.
Field work commenced in March 1998 and was completed in May 1998. The RCRA Facility Investigation Report (RFI Report) on these activities was submitted to the Agency in February 1999. Mallinckrodt is awaiting approval and comment on the RFI Report.

Animal Health Business Properties - The Company sold its animal health business in June 1997 to Schering-Plough Corporation (S-P) and provided an environmental indemnity to S-P. This indemnity covered both U.S. facilities and international facilities. The indemnity lasts for a term of fifteen years and is limited to claims arising from activities and uses of the property prior to closing. The Company is working with S-P and the Indiana Department of Environmental Management (IDEM) to resolve certain issues regarding the Resource Conservation and Recovery Act (RCRA) requirements at the Terre Haute, Indiana facility. The facility had begun the RCRA Corrective Action process, but decided to allow the RCRA Part B permit to expire. Mallinckrodt and S-P have determined to proceed under the IDEM's voluntary remediation program (VRP). Mallinckrodt is submitting a VRP application and is awaiting comments from IDEM.

Under the terms of the indemnity, S-P had the option to conduct baseline environmental assessments at all of the properties transferred. S-P has completed initial baseline assessments and has made certain claims against the Company under the indemnity. Furthermore, the Company transferred several facilities to S-P as part of the sale of the Company's animal health business in the following South American locations: Buenos Aires, Argentina; Cali, Colombia; Cotia, Brazil; Itu, Brazil; and Luque, Paraguay. During the baseline study performed in connection with the sale, chemical constituents were identified at these sites. Based on the information obtained upon completion of the baseline study, S-P determined that it needed to further delineate the extent of any potential contamination. S-P provided copies of proposed investigations to the Company in late March 1999. The Company has hired outside consultants to assist it in evaluating the environmental requirements of the various countries to determine if additional investigation and/or remediation is necessary or required. The Company does not necessarily agree that additional delineation and/or investigation is necessary. The Company is reviewing the delineation proposals made by S-P and plans to provide comments. S-P has not made formal claims regarding these sites.

The Company recognized the estimated incremental expense associated with the indemnification of environmental liabilities in the loss recorded on the sale of the business in 1997. The Company intends to vigorously defend its position in connection with the environmental matters in connection with the formerly owned animal health business.

Erie, PA (Calsicat) - The Company sold its facility located in Erie, Pennsylvania to Engelhard Corporation (Engelhard) in May 1998. This facility manufactures a variety of specialty catalysts. As part of the transaction, the Company provided an environmental indemnity to Engelhard. This indemnity distinguishes between on-site and off-site liabilities. On-site liabilities are limited to a term of five years. The Company has an obligation to jointly manage any on-site liabilities covered by the indemnity which require remediation. Off-site liabilities for activities arising from pre-closing activities are indemnified without a time limit. The Company and Engelhard are working together to address an ongoing groundwater collection and soil remediation project at the site. This project is being managed under the oversight of the Pennsylvania Department of Environmental Protection (PADEP). The Company and Engelhard have applied to participate under the Pennsylvania voluntary remediation program for the current groundwater collection system. The PADEP has indicated the voluntary remediation proposal is feasible. The Company has accruals to address the ongoing remediation projects and potential environmental claims under the indemnity.

Allentown, PA (Trimet) - The Company sold its operations in Allentown, Pennsylvania to Geo Specialty Chemicals, Inc. (Geo) in July 1998.
This facility currently manufactures formaldehyde and a limited number of specialty chemicals. The facility had previously been operated as an explosives manufacturing plant. The Company retained a portion of the property where no manufacturing activities currently occur. The Company provided an environmental indemnity to Geo for certain environmental activities which may be required by governmental agencies and a more limited indemnity for potential environmental claims arising from the actions of Geo.

In addition to the indemnity, the Company has retained responsibility for completion of two ongoing remediation projects, including demolition of certain buildings and closure of a wastewater lagoon, as well as other environmental issues. The Company has presented a remediation plan to the Pennsylvania Department of Environmental Protection (PADEP) which includes consolidation of the wastewater lagoon sludges in one of the onsite lagoons. The Company is in the process of discussions with the PADEP and is coordinating these activities with Geo. The Company has established a reserve to address the ongoing remediation projects, potential environmental claims under the indemnity, and other potential environmental issues.

Springville, UT - In 1996, the Company entered into an interim settlement agreement with Ensign-Bickford Industries, Inc. (EBI) to share certain costs of remediating groundwater that allegedly has been impacted by nitrates and explosive compounds emanating from EBI's Springville, Utah explosives plant. The plant, under a series of owners, has been manufacturing explosives at the mouth of the Spanish Fork Canyon in Utah since the 1940s. The Company sold the plant and related assets to the Trojan Corporation in 1982. EBI acquired the Trojan Corporation in 1986 and has operated the plant since that time. Pursuant to a 1991 stipulation and consent order with the State of Utah (State), EBI has conducted a feasibility study of alternatives for remediating impacted off-site groundwater. EBI also is conducting a RCRA Corrective Action study under a 1995 consent order with the State. The Company and EBI have entered into an interim allocation agreement with two additional parties to address funding remedial activities at this site.

The parties have continued to meet with the Utah Department of Environmental Quality (DEQ) to update the DEQ on the progress of the off-site groundwater remedial activities and the progress of RCRA Corrective Action activities at the site. The Revised RFI Work Plan
(Plan) prepared as part of the RCRA Corrective Action process was submitted to the DEQ in December 1998. The DEQ commented on the Plan and the parties provided responses to the comments. The parties received conditional approval of the Plan by the DEQ in June 1999.
The parties are preparing to conduct the initial analytical testing in accordance with the Plan. An allocation consultant hired by the parties has been reviewing documents and is going to assist in developing a process to negotiate a final allocation.

In October 1996, a resident with property bordering the Springville site filed suit against EBI in the U.S. District Court for the District of Utah (Don Henrichsen, et al v. The Ensign-Bickford
                  --------------------------------------------
Company, et al) alleging nuisance and trespass for contamination that
--------------
allegedly migrated onto the resident's property. On January 31, 1997, the Company was added as a defendant. Depositions are being completed and expert reports have been generated. The Plaintiffs have made settlement overtures, but the negotiations have not progressed. The trial date for this case has been reset for December 1999.

Ensign-Bickford Industries, Inc. and The Ensign-Bickford Company (jointly called, EBI) and the Company have received three additional complaints by nearby residents alleging personal injury and property damage from migration of contaminants from facility operations. All of the lawsuits have been filed in the U.S. District Court for the District of Utah. The lawsuits are styled as follows: Howard Ruff
                                                        -----------
and Kay Ruff v. Ensign-Bickford Industries, Inc., et al (filed
-------------------------------------------------------
February 26, 1999);  Charles Bates and Ellen Bates v. Ensign-Bickford
                     ------------------------------------------------
Industries, Inc., et al (filed March 9, 1999); and Rodney Petersen and
-----------------------                            -------------------
Marilyn Petersen v. Ensign-Bickford Industries, Inc. (filed April 15,
----------------------------------------------------
1999). These suits allege that the Company and EBI's actions in operating the facility caused injury. Answers were filed in the Ruff,
                                                                 ----
Bates, and Petersen complaints in early May 1999.  The parties are
-----      --------
currently working on various pre-trial matters. The Company and EBI are jointly defending these actions.

The Company has also received another letter in connection with this site from the children of David Nemelka and Kent Stephens who had previously settled a lawsuit with the Company and EBI. In this letter, counsel for the children of these parties has made a demand for payment to address multiple illnesses alleged to have been caused by contaminants originating at the Springville, Utah plant site. The Company and EBI are currently evaluating these potential claims. No complaint has been filed.

The State also has advised EBI that it is investigating a natural resource damages claim; however, the State has not indicated it plans to pursue this claim. Nevertheless, all parties have entered into a Tolling Agreement with the State in connection with the potential natural resource damages claim.

Other Litigation
----------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations. The most significant of these matters involve two products, OPTISON* and convective warming blankets.

OPTISON* Patent Litigation - On July 31, 1997, the Company and its licensor, Molecular BioSystems, Inc. (MBI), filed suit (the Mallinckrodt/MBI Action) in the United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc. (Sonus), Nycomed Imaging AS (Nycomed), ImaRx Pharmaceutical Corp. (ImaRx) and its marketing partner DuPont Merck, and Bracco International BV (Bracco) - seeking declarations that certain of their ultrasound contrast agent patents are invalid. The complaint alleges that each of the defendant's patents are invalid on a variety of independent grounds under United States patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that contrary to the defendants' contentions, MBI and the Company do not infringe the defendants' patents, and asks that the defendants be enjoined from proceeding against MBI and the Company for infringement until the status of the defendants' patents has been determined by the court or the U.S. Patent and Trademark Office (PTO). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON* and will attempt to prevent its commercialization.

Each of the defendants, except Nycomed, filed a motion to dismiss the complaint on jurisdictional grounds. In January 1998, the court dismissed the complaint against (a) ImaRx (and its marketing partner, DuPont Merck) and Bracco for lack of jurisdiction, and (b) Sonus for improper venue. The court's ruling did not purport to rule on the merits of the Company and MBI's claims. The Company and MBI elected not to appeal the court's decision. Accordingly, only the action against Nycomed is proceeding in the District Court for the District of Columbia. Discovery in the Mallinckrodt/MBI Action against Nycomed has been stayed until the court rules on a motion filed by the Company and MBI for summary judgment on the grounds of invalidity of Nycomed's patent. The motion has been fully briefed and the parties are awaiting the court's ruling.

On April 21, 1998, Nycomed filed an action in the District Court of The Hague, the Netherlands against various Mallinckrodt European entities and MBI, alleging that OPTISON* infringed or will infringe its European patent EP 0576521. Nycomed is seeking an injunction against future sales and damages. The patent that is the subject of this action is the counterpart of Nycomed's United States patent that is the subject matter of the Mallinckrodt/MBI Action. A hearing was scheduled for October 1998.

On October 13, 1998, Mallinckrodt Medical B.V., through counsel, appeared in court in response to the legal action filed by Nycomed in the District Court of The Hague. The other named defendants, Mallinckrodt Medical GmbH, Mallinckrodt Medizintechnik GmbH, Mallinckrodt Chemical GmbH, Mallinckrodt Medical Holdings GmbH, Mallinckrodt Chemical Holdings GmbH, and MBI were not as yet served and did not appear. For Nycomed to proceed with the action, it must formally serve the six unserved defendants outside the Netherlands under The Hague Convention.

Following the dismissal of Sonus as a defendant in the Mallinckrodt/MBI Action, Sonus activated a patent infringement lawsuit (the Sonus Action) that it had filed on August 4, 1997 against the Company and MBI in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with its action until the jurisdictional motions were decided in the Mallinckrodt/MBI Action. Sonus's complaint alleges that the manufacture and sale of OPTISON* by the Company and MBI infringe two patents owned by Sonus. The Company and MBI have filed a counterclaim seeking a declaration of invalidity and non-infringement with respect to the Sonus patents.

The Sonus Action was stayed until reexamination proceedings in the PTO were concluded. These proceedings have concluded with the PTO confirming patentability of some of the claims in the two patents under reexamination.

The court has lifted the stay and pretrial discovery has resumed.
Trial is scheduled for early in calendar year 2000. The Company will continue to challenge the Sonus patents in this litigation.

On May 3, 1999, ImaRx and DuPont Pharmaceuticals (DuPont) filed suit against MBI and the Company in the United States District Court for the District of Delaware. The suit alleges that the manufacture and sale of OPTISON* by the Company and MBI infringe two patents owned by ImaRx and licensed to DuPont. As noted above, the Company and MBI had previously filed an action in July 1997 in the United States District Court for the District of Columbia to declare these patents invalid or not infringed, but that action was dismissed on jurisdictional grounds. Since that time, the patents have undergone reexamination in the PTO with the PTO recently confirming patentability of the claims of the patents. The Company and MBI will defend this suit on the grounds of invalidity and non-infringement with respect to the ImaRx patents.

Augustine Medical, Inc. - On October 6, 1994, Augustine Medical, Inc. (Augustine) commenced patent infringement litigation against Mallinckrodt Group Inc. and Mallinckrodt Medical, Inc. (the Company) in the United States District Court for the District of Minnesota.
The original complaint was amended to include allegations of patent infringement regarding U.S. Patent Nos. 4,572,188 (the '188 patent); 5,300,102 (the '102 patent); 5,324,320 (the '320 patent); and
4,405,371 (the '371 patent). Specifically, Augustine alleged that the Company's sale of all five (5) models of its convective warming blankets infringes certain claims of one or more of the aforementioned patents. Augustine sought to have the Company permanently enjoined from further acts of alleged infringement and an award of damages adequate to compensate for the Company's alleged infringement, together with attorneys' fees. Augustine included a claim of willful infringement and requested enhanced damages based thereon.

The Company filed a motion for summary judgment of non-infringement of all of the asserted patents and the magistrate judge issued a report and recommendations dated March 18, 1996 indicating that there is no literal infringement of the '188 patent, but that factual questions existed with respect to infringement of the '102 patent, the '320 patent, and the '371 patent (the Remaining Patents) and as to whether the '188 patent is infringed under the doctrine of equivalents. The Company also filed a motion for summary judgment of invalidity of certain claims of the '371 patent. The court granted the Company's motion for summary judgment and found claims 1, 3, 4 and 8 of Augustine's '371 patent to be invalid.

On July 18, 1997, the magistrate judge issued a report and recommendation indicating that in addition to there being no literal infringement of the '188 patent, there is no infringement under the doctrine of equivalents. This was confirmed by the court and the '188 patent was eliminated from the case.

The liability phase of the case was tried to a jury in August 1997 and the verdict was that the Company's blankets infringe the Remaining Patents under the doctrine of equivalents, but do not literally infringe the patents. There was also a finding of no willful infringement. On September 22, 1997, the jury awarded damages in the amount of $16.8 million. The Company appealed the jury verdicts of liability and damages to the Court of Appeals for the Federal Circuit (a special court for patent appeals). With the advice of outside counsel, the Company believed there was insufficient evidence of equivalents presented and consequently for this and other reasons the verdicts were in error.

On June 8, 1999, the Court of Appeals for the Federal Circuit overturned the District Court's ruling, holding that the Company's blankets do not infringe Augustine's patents. On June 21, 1999, Augustine filed a motion for reconsideration by the Court of Appeals for the Federal Circuit. On August 8, 1999, this motion was denied and on August 13, 1999, the decision of the Court of Appeals for the Federal Circuit was issued as a mandate to the District Court. The District Court in Minneapolis has ordered a hearing on September 16, 1999 to settle any remaining issues including Mallinckrodt's petition for costs and attorneys' fees.

On February 24, 1998, Augustine filed an action in the District Court of The Hague, the Netherlands against Mallinckrodt Inc., various Mallinckrodt European entities and Mallinckrodt distributors (collectively Mallinckrodt) alleging that Mallinckrodt Warm Touch* blankets infringe its European patent EP 0311336. Augustine sought an injunction against future sales and damages. This European patent is a counterpart of Augustine's United States patent which was the subject matter of above-described litigation between the parties in the United States District Court in the District of Minnesota. Trial of this action was held in December 1998.

In February 1999, the court held that Mallinckrodt's blankets do not infringe Augustine's European patent. Augustine has appealed the court's ruling. Mallinckrodt's response to the appeal is due in September, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 1999, there were no matters submitted to a vote of the Company's shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 1999 were as follows:

Barbara A. Abbett
Age 59.  Vice President, Communications of the Company since April
1994.

Ashok Chawla
Age 49. Senior Vice President of the Company and President, Global Business Group, since February 1998; Senior Vice President, Strategic Management of the Company from October 1997 to February 1998; Vice President, Strategic Management of the Company from July 1991 to October 1997.

Michael J. Collins
Age 45. Senior Vice President of the Company and President, Pharmaceuticals Group since February 1998; Vice President of the Company from May 1996 to February 1998; President, Pharmaceutical Specialties Division from December 1995 to February 1998; and Group Vice President, Pharmaceutical Specialties, Mallinckrodt Chemical, Inc. from 1992 to 1995.

Bruce K. Crockett, Ph.D.
Age 55. Vice President, Human Resources of the Company since March 1995; and Vice President, Organization Development at Eastern
Enterprises from 1990 to February 1995.

Bradley J. Fercho
Age 41. Senior Vice President of the Company and President, Imaging Group since November 1998; Vice President, North America Field
Operations, Imaging from early 1998 to November 1998; Vice President, North America Field Sales from September 1995 to early 1998; and
Strategic Accounts Executive during 1993 to September 1995.

John Q. Hesemann
Age 51.  Senior Vice President of the Company and President,
Respiratory Group since June 1998; and Vice President, Mallinckrodt Medical, Inc., Imaging-Contrast Media from 1994 to 1998.

C. Ray Holman
Age 56. Chairman of the Company since October 1994; Chief Executive Officer of the Company since December 1992; and President of the Company from 1992 to 1995.

Roger A. Keller
Age 54. Vice President, Secretary and General Counsel of the Company since July 1993.

Douglas A. McKinney
Age 46. Vice President and Controller of the Company since October 1997; Treasurer of the Company from November 1995 to October 1997; and Assistant Treasurer July 1991 to November 1995.

Adeoye Y. Olukotun
Age 54. Vice President, Medical and Regulatory Affairs of the Company since June 18, 1996; Vice President, Bristol-Meyers Squibb Company 1991 to June 1996.

Michael A. Rocca
Age 54.  Senior Vice President and Chief Financial Officer of the
Company since April 1994.

William B. Stone
Age 56. Vice President, Information Services of the Company since August 1996; and Vice President and Controller of the Company from November 1990 to August 1996.

Frank A. Voltolina
Age 38.  Staff Vice President and Treasurer of the Company since
October 1997; Vice President, Corporate Tax from 1995 to 1997; and Assistant Controller, Director of Tax from 1993 to 1995.

Miscellaneous
All of the Company's officers are elected annually in October. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock Prices and Dividends

                                                 Quarter
                                 ------------------------------------
                                  First    Second    Third    Fourth
                                 -------  --------  -------  --------
Fiscal 1999
 Dividends per common share..... $  .165   $  .165  $  .115  $  .165
 Common stock prices
  High..........................  30.938    33.438   36.375   37.563
  Low...........................  19.750    19.750   25.563   25.688

Fiscal 1998
 Dividends per common share..... $  .165    $ .165  $  .165  $  .165
 Common stock prices
  High..........................  41.375    39.438   40.063   39.750
  Low...........................  34.750    36.000   34.688   29.000

In February 1999, the Board of Directors of the Company approved the redemption of the Company's non-voting common stock purchase rights at the redemption price of five cents per right effective March 15, 1999. The combined payment of the redemption price and the third quarter dividend equaled 16.5 cents per share.

The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 1999, the number of registered holders of common stock as reported by the Company's registrar was 7,045.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)
                                         Year Ended June 30,
                         ------------------------------------------------------
                           1999       1998(1)     1997       1996       1995
                         ---------   ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS
Net sales..............  $2,581.2    $2,367.0   $1,698.1   $1,596.9   $1,433.8
Earnings (loss)
 from continuing
 operations............     172.9      (268.4)     175.2      143.6      127.0
Discontinued
 operations (2)........      23.3        72.4       14.9       68.3       53.3
Cumulative effect
 of accounting
 change (3)............                  (8.4)
                         ---------   ---------  ---------  ---------  ---------

Net earnings (loss)....     196.2      (204.4)     190.1      211.9      180.3
Preferred stock
 dividends.............       (.4)        (.4)       (.4)       (.4)       (.4)
                         ---------   ---------  ---------  ---------  ---------

Available for common
 shareholders..........  $  195.8    $ (204.8)  $  189.7   $  211.5   $  179.9
                         =========   =========  =========  =========  =========

PER COMMON SHARE DATA
Diluted earnings
 (loss) from continuing
  operations...........  $   2.40    $  (3.69)  $   2.33   $   1.88   $   1.63
Diluted net
 earnings (loss).......      2.72       (2.81)      2.53       2.77       2.32
Dividends declared.....       .61         .66        .65        .61        .55
Redemption of common
 stock purchase
 rights................       .05
Book value.............     14.84       13.60      17.16      16.44      15.12

OTHER DATA
Total Assets...........  $3,657.4    $3,873.1   $2,975.4   $3,017.6   $2,488.6
Working capital........  $   26.9    $   (8.8)  $  963.1   $  359.1   $  271.9
Current ratio..........     1.0:1       1.0:1      2.5:1      1.4:1      1.5:1
Total debt (4).........  $1,126.3    $1,255.9   $  555.9   $  666.1   $  584.0
Shareholders' equity...  $1,060.4    $1,005.9   $1,251.2   $1,232.2   $1,171.5
Return on
 shareholders'
 equity (4)............       17%       (24)%        14%        12%        12%
Capital
 expenditures (4)......  $  116.9    $  142.7   $  104.4   $  116.6   $  124.3
Total dividends paid...  $   43.9    $   48.5   $   48.2   $   45.7   $   42.2
Redemption of common
 stock purchase
 rights................  $    3.6
Weighted-average
 common shares-diluted
 (in millions).........      71.9        73.5       75.1       76.4       77.5
Common shares
 outstanding
 (in millions).........      70.7        73.2       72.3       74.3       76.8
Number of
 employees (4).........    13,100      13,300      8,000      8,000      7,800


(1) On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion, and $308.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in 1998.

     The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. After-tax charges to the Respiratory segment, which are included in earnings (loss) from continuing operations, were $46.1 million. After-tax charges to discontinued operations related to the Aero Systems division were $.6 million.

     Costs of exiting certain activities related to Mallinckrodt operations plus integration costs of the combined Mallinckrodt and Nellcor operations were $68.6 million, $46.4 million net of taxes. See the Exit Activities and Restructuring Charges section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

(2) See Note 2 of Notes to Consolidated Financial Statements for information on discontinued operations in 1999, 1998 and 1997. Results for 1996 and 1995 represent earnings from the catalysts and chemical additives division, animal health segment, Fries & Fries, Inc., and the feed ingredients business, partially offset by environmental and related litigation charges.

(3) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its preoperating costs incurred in connection with opening a new facility. The Company elected to early adopt the provisions of SOP 98-5 in its financial statements for 1998. The effect of adoption of SOP 98-5 was to record a charge of $8.4 million, net of taxes, for the cumulative effect of an accounting change to expense costs that had previously been capitalized prior to July 1, 1997.

(4)  Excludes discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. The 1998 consolidated financial statements were restated for a reduction in purchased research and development and a corresponding increase in goodwill, which resulted in an increase in amortization expense. Certain amounts in prior years were reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

OVERVIEW

1999 vs. 1998
-------------

In 1999, Mallinckrodt had earnings from continuing operations of $172.9 million, or $2.40 per share. The Company incurred a loss from continuing operations of $268.4 million, or $3.69 per share, for 1998. The 1998 results of operations included nonrecurring acquisition and integration charges related to the acquisition of Nellcor Puritan Bennett Incorporated (Nellcor) in August 1997 which totaled $398.8 million net of taxes, or $5.47 per share. Excluding these charges, earnings from continuing operations would have been $130.4 million, or $1.77 per share. The 1999 earnings from continuing operations and per share results represent improvements of 33 percent and 36 percent, respectively, when compared to 1998 results after excluding the nonrecurring charges. This year over year improvement is primarily attributable to operating earnings improvement in the Respiratory and Pharmaceuticals segments of the Company's operations while profitability of the Imaging segment declined.

Net earnings for 1999 were $196.2 million, or $2.72 per share as compared to a net loss of $204.4 million, or $2.81 per share during the prior year. Net earnings for 1999 included an after-tax gain of $23.3 million on the sale of the remaining operation of the catalysts and chemical additives division which was reclassified to discontinued operations in 1998. The net loss in 1998 included an after-tax gain of $80.3 million associated with the completed sales and results of operations of the catalysts and chemical additives and Aero Systems divisions. During the third quarter of 1998, the Company recorded an after-tax charge of $7.9 million related to settlement costs from the sale of the animal health business in the prior year. The net loss for 1998 also included an after-tax charge of $8.4 million for the cumulative effect of an accounting change for the early adoption of a new standard of accounting related to previously capitalized start-up costs.

Net sales for 1999 increased 9 percent to $2.58 billion compared with $2.37 billion in 1998. Sales to customers outside the U.S. were $838 million or 32 percent of total 1999 sales. The year to year sales comparison benefited from the fact that 1998 sales only included sales of Nellcor after the acquisition which occurred on August 28, 1997.

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

As a result of the Nellcor acquisition, purchased research and development valued at $308.3 million was charged to operations during the first quarter of 1998. The purchased research and development represents the value of numerous new medical devices and other products/technologies underway in all major product lines of Nellcor that were in various stages of development and had not reached technological feasibility at the date of acquisition. The value represents the projected net cash flows based upon management's estimates of future revenues and expected profitability of each product/technology. The projected net cash flows were discounted at a rate which accounts for the time value of money as well as the risks of realization of the cash flows. The discounted cash flows were then reduced to reflect only the accomplishments made by Nellcor through the acquisition date toward the products' ultimate completion.

The largest components of purchased research and development were in the pulse oximetry, including perinatal, and the hospital ventilator businesses which represent approximately 63 percent and 15 percent, respectively, of purchased research and development.

The pulse oximetry projects underway at the date of acquisition related to development of new monitors and disposable sensors. The most significant project involves a new family of products that provide enhanced capabilities and ease of use. This project anticipated sales revenue to begin in 2000. With many of the products/features of this new family of products still in development, the market release dates for all the items in this line of next generation products has not been finalized. The other major project within oximetry is the development of a fetal oximeter, a new monitor to directly measure fetal oxygenation during labor and delivery. This perinatal product is intended to provide reassurance to obstetricians when a baby is adequately oxygenated in the presence of a non-reassuring fetal heart rate (FHR). In this common situation, a cesarean section is often performed due to concern for possible fetal distress - as suggested by the FHR pattern. Unfortunately, since a non-reassuring FHR is an indirect indicator of fetal hypoxia with poor specificity, many of these cesarean sections are retrospectively seen to be unnecessary. By providing a direct measure of oxygenation, the fetal oximeter may help prevent unnecessary cesarean sections for suspected fetal distress. Although Mallinckrodt and several partners are already marketing this technology in more than 20 countries, it is pending final PMA submission in the United States. Sales to date are below original projections because the Company expected a large percentage of global revenue to be generated in the United States due to its relatively high birth rate utilizing cesarean section.

The most significant projects in development in the hospital ventilator business at the date of acquisition were the Models 840* and 740*/760* ventilators. These hospital ventilators were expected to be commercially available in the U.S. within two years of the acquisition date. All three models received U.S. Food and Drug Administration (FDA) market clearance by December 1998. Actual revenues of these projects have experienced shortfalls when compared to revenue estimates as of the acquisition date. These shortfalls are primarily attributable to delays in receiving regulatory clearance to market and problems with production ramp up activities which often occur in the early stages of manufacturing a new product. These factors are no longer concerns and, although sales were less than expected in 1998, the ramp up in 1999 was consistent with our expectations. Revenue shortfalls experienced to date are not indicative of any expected inability of these products to meet customer needs or their long-term revenue expectations.

Although market release dates for the most significant in-process projects and acquired technologies discussed above have experienced delays, the projections of total revenues to be generated and estimated costs to complete that were developed at acquisition date were appropriate. Based upon results to date, the major risks associated with completion and commercialization of these products are to transform concepts into designs that meet customer requirements, gain regulatory approval and market clearance in key markets, and ramp up the manufacturing process once regulatory approval is obtained. Actual revenue shortfalls, which have occurred to date in these businesses when compared with projections developed at the date of acquisition, are not expected to materially reduce the expected long-term revenues of these products, but only the timing of the receipt of these revenues. Material negative variations from the projected results, should they occur, will reduce the expected rate of return on the investment to acquire Nellcor and negatively impact the Company's consolidated results of operations and financial position.

Immediately after the acquisition of Nellcor was consummated, management of the combined Company formulated an integration plan to combine Mallinckrodt and Nellcor into one company. Since both companies (Mallinckrodt and Nellcor) had global healthcare operations, senior management, through transition teams, assessed which activities should be consolidated. Management finalized and approved a Nellcor integration plan during 1998. Accordingly, the Company recorded additional purchase liabilities during 1998 of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included the involuntary severance of approximately 450 Nellcor employees as a result of work force reduction primarily in U.S. administrative areas at a cost of $37.2 million, relocation of Nellcor employees at a cost of $3.8 million, and the elimination of contractual obligations of Nellcor which had no future economic benefit at a cost of $9.1 million. The actual number of employees terminated was 425. Approximately $45.4 million of cash expenditures were incurred through June 30, 1999 and liabilities of $1.6 million related to the Nellcor integration plan remained in accrued liabilities at June 30, 1999. In June 1999, the estimated liability was reduced by $3.1 million, $1.9 million net of related tax benefit, with a corresponding $1.9 million reduction of goodwill primarily as a result of reduced severance costs. The remaining cash expenditures will occur in 2000 and, although none are expected, further reductions in the estimated liability for these integration activities will be offset against the related goodwill.

During 1998, the Company recorded a pretax charge to selling, administrative and general expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2.0 million. The actual number of employees terminated was 115. Approximately
$14.5 million of cash expenditures have been incurred through June 30, 1999. In June 1999, the associated accrual was reduced by $.7 million and credited to selling, administrative and general expenses. The remaining $3.9 million cash expenditures will occur in 2000. Restructuring actions are to be complete in 2000 and no further adjustments to the reserve are anticipated.

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

The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon generally accepted accounting principles and estimated fair values at the date of acquisition. Identifiable intangible assets were purchased research and development, technology, trademarks and trade names, and the assembled work force. The purchased research and development of $308.3 million was charged to expense in 1998. Technology, also referred to as core or base technology and which represents that portion of the existing technology that provides a basis for future generation products as well as existing products, was recorded at $374.2 million and is being amortized on a straight-line basis over 15 years. The remaining identifiable intangible assets of $152.9 million are being amortized on a straight-line basis over 10 to 25 years (weighted-average life of 24 years). Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was $814.2 million and is being amortized on a straight-line basis over 30 years. The amortization of identifiable intangible assets and goodwill directly associated with the Nellcor acquisition was $48.9 million for 1998. Since the results of Nellcor have only been included in the Company's consolidated results since September 1997, the amortization for 1998 represented ten months of activity. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

The Company's most significant divestitures were the animal health business and flavors joint venture in 1997 and the sale of the catalysts and chemical additives and Aero Systems divisions in 1998 and early in 1999. The Company now operates predominantly in the healthcare industry and is comprised of three business segments - Respiratory, Imaging and Pharmaceuticals.

The Company incurred a loss from continuing operations of $268.4 million, or $3.69 per share, for 1998 due to nonrecurring acquisition and integration charges related to the acquisition of Nellcor which totaled $449.3 million, $398.8 million net of taxes or $5.47 per share. The nonrecurring noncash acquisition charges were purchased research and development and inventory stepped up to fair value.

The purchased research and development valued at $308.3 million was charged to operations during the first quarter of 1998. The components of purchased research and development by business were pulse oximetry including perinatal - $194 million; hospital ventilators - $45 million; oxygen therapy - $20 million; and sleep, alternate care and other - $49 million. Of this amount, $306.3 million related to the Respiratory segment and $2.0 million related to the Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

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

The most significant acquired projects, based upon discounted cash flows, that were in-process at the date of acquisition were in pulse oximetry and hospital ventilation. Pulse oximetry, which includes monitors, sensors, OEM and licensing, and related service for all types of patients and environments including perinatal, generated approximately 63 percent of purchased research and development value. Pulse oximetry products provide the continuous measurement of arterial oxygen saturation, pulse rate and pulse strength in a variety of settings and for a spectrum of patients. The most significant of the pulse oximetry projects underway at the date of acquisition included a new family of monitors and sensors that incorporate new light emitting diode and detector component designs with enhanced motion tolerance capability, packaging and integration of data storage features to allow advanced performance, cost reduction, production automation, size reduction and reduced power requirements. In the area of fetal pulse oximetry, the major products in development are expected to help lower the risks involved in childbirth by reducing unnecessary cesarean section deliveries. The Company believes fetal pulse oximetry can help clinicians make better informed decisions regarding the status of a fetus during labor and delivery by providing information that helps them determine if the fetus is adequately oxygenated when the heart rate pattern is non-reassuring. These projects are expected to be complete and the related products commercially available in the U.S. within three years of the acquisition date with an expected cost to complete of approximately $20 million.

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

The projected net cash flows were developed in the following manner. Revenue assumptions were based upon the growth rates for markets served and the estimated life of each product's technology. Significant aggregate revenue growth as projected by the Company's strategic marketing units for developed and in-process products assumed increasing demand for medical devices, and the Company's ability to maintain a significant share of the market. The projected revenues associated with in-process technology increase to $937 million in 2004 and then decline over subsequent years, while revenue assumptions for the developed products remain relatively flat in 1999 as compared to 1998 and then begin to decline gradually in subsequent periods. The trademark and trade name cash flows were based upon the revenues of both developed and in-process products and a 2 percent royalty rate. Costs of goods sold, expressed as a percent of revenue, were expected to decrease from current projections of 48 percent to 43 percent over time. Gross margins, as they relate inversely to costs of goods sold as a percentage of revenue, were assumed to increase, in the aggregate, over time due mainly to improving efficiency in the manufacturing processes and more profitable products having a greater impact on total sales. Selling, general and administration expenses, excluding depreciation and amortization, expressed as a percent of revenues were estimated at 24 percent for all periods. Maintenance research and development expense, which includes routine changes, additions and modifications undertaken after a product is introduced to the market, was established at 2 percent of revenue for both developed and in-process technologies for all periods. An after-tax cash flow was then calculated by deducting income tax expense and contributory asset charges from operating income.

Results through 1998 were consistent with the underlying projections and assumptions of revenues to be generated, estimated costs to complete and completion dates for the in-process projects and acquired technologies. Material negative variations from the projected results would impact the Company's expected return on its investment in Nellcor, its future results of operations and financial position. In 1998, the Company received market approval and launched the Model 740* and Model 840* ventilators. These products, although delayed approximately three months from expected launch date, have been well accepted in the market place.

The sale of Nellcor inventories, which as part of the purchase price allocation were stepped up to fair value, decreased earnings by $75.4 million, $46.7 million net of taxes. The pretax charges to the Respiratory segment and Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998, were $74.4 million and $1.0 million, respectively.

With the acquisition complete, the Company began integrating the operations of Nellcor with those of Mallinckrodt's other businesses. Management finalized and approved a Nellcor integration plan during 1998. Accordingly, the Company recorded additional purchase liabilities of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. In addition, the Company recorded pretax charges to operations during 1998 of $68.6 million, $46.4 million net of taxes, associated with exiting certain activities related to the operation of Mallinckrodt prior to the acquisition of Nellcor and other integration costs of the combined Company.

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

The year to year decline in earnings from continuing operations, after excluding nonrecurring acquisition and integration charges, is primarily attributable to selling price reductions and the dilutive effect of the Nellcor acquisition-related intangible and goodwill amortization expense and interest expense. The aggregate purchase price of Nellcor of approximately $1.9 billion was paid through use of available cash and cash equivalents and additional borrowings. The resulting higher interest expense exceeded the operating earnings of the Nellcor operations during 1998. The competitive demand for selling price reductions from healthcare customer buying groups continued throughout 1998. This trend, which is expected to continue, had its most significant impact on the Company's Imaging segment where the potential for generic competitive products and available manufacturing capacity continue to cause lower prices.

The Company recorded a net loss for 1998 of $204.4 million, or $2.81 per share as compared to net earnings of $190.1 million, or $2.53 per share during the prior year. During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. The completed actions resulted in an after-tax gain in 1998 of $68.9 million. The sale of the remainder of the catalysts and chemical additives division on July 31, 1998 resulted in a gain to be included in the 1999 results of discontinued operations. The gains on the completed sales and the results of operations for these divisions have been reclassified to discontinued operations in the fourth quarter of 1998 and, accordingly, prior year results have also been reclassified. Earnings, net of taxes, of these discontinued operations were $11.4 million and $10.5 million for 1998 and 1997, respectively. During the third quarter of 1998, the Company recorded an after-tax charge of $7.9 million related to settlement costs from the sale of the animal health business in the prior year. The net loss for 1998 also included an after-tax noncash charge of $8.4 million, or 11 cents per share, for the early adoption of a new standard of accounting related to previously capitalized start-up costs. The cumulative effect of the accounting change was recorded in the fourth quarter, but was effective as of July 1, 1997. Operating earnings would have been reduced by $2.3 million after taxes or 3 cents per share had the Company not adopted the accounting change.

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

Net sales for 1998 increased 39 percent to $2.37 billion compared with $1.70 billion in 1997. Sales to customers outside the U.S. were $792 million or 33 percent of total 1998 sales. Excluding sales of Nellcor, which was acquired at the end of August 1997, sales were $1.69 billion which is equal to the prior year. Excluding the acquisition and integration charges discussed above, operating earnings were $286.3 million, a decrease of $11.2 million or 4 percent from the prior year. Excluding the results of Nellcor and the acquisition and integration charges discussed above, operating earnings were $248.1 million or 17 percent below the 1997 results of $297.5 million. The decline in operating earnings was driven by competitive price pressure in the Imaging segment and critical care business.

OPERATING RESULTS
(In millions)

                                      1999       1998       1997
                                     ------     ------     ------
Net Sales
  Respiratory...................     $1,144     $  991     $  321
  Imaging.......................        776        760        802
  Pharmaceuticals...............        661        616        575
                                     -------    -------    -------
                                     $2,581     $2,367     $1,698
                                     =======    =======    =======

Operating earnings (loss)
  Respiratory...................     $  140     $  102     $   76
  Imaging.......................        120        124        164
  Pharmaceuticals...............        103         83         82
                                     -------    -------    -------
                                        363        309        322
  Corporate expense.............        (25)       (23)       (25)
  Acquisition and integration
   charges......................                  (449)
                                     -------    -------    -------
                                     $  338     $ (163)    $  297
                                     =======    =======    =======

1999 vs. 1998
-------------

Operating earnings for 1999 were $363 million, which is a 17 percent improvement over the $309 million in 1998 excluding acquisition and integration charges associated with the acquisition of Nellcor which were discussed previously, and corporate expense.

The Respiratory segment, of which Nellcor is a part, had sales for 1999 of $1,144 million, or 15 percent greater than the sales recorded for 1998. The segment's sales increase of $153 million was attributable to volume growth of 17 percent, of which 10 percent was due to the inclusion of ten months of Nellcor revenue in 1998. The 7 percent volume growth in the comparable September through June periods included $97 million or 12 percent overall growth of pulse oximetry, ventilation, service, anesthesiology and respiratory disposables, blood analysis and medical gases. Volume declines of $27 million included $11 million associated with divested business and $16 million in the oxygen therapy, sleep and portable ventilation lines of business. The volume declines in the on-going businesses were primarily due to delayed new product introductions and competitive pressures associated with customer third-party reimbursement on existing products in these businesses. Operating earnings of this segment for 1999 were $140 million, or 37 percent greater than the $102 million reported for the prior year. The year to year improvement was primarily attributable to the two additional months of sales and higher sales volumes in product lines generating the highest margins.

The Imaging segment's sales in 1999 were $776 million, or 2 percent above the sales for the prior year. The sales increase was attributable to a $30 million increase in sales of nuclear medicine products. All major product lines contributed to the year over year volume increase of 4 percent, which was offset by price erosion in x-ray contrast media. Although price declines of 5 percent in the x-ray contrast media portion of the business in 1999 were less significant when compared to those experienced in prior years, declines will continue in future periods thus reducing profitability further. Operating earnings for 1999 were $120 million, which is 4 percent lower than in the prior year primarily as a result of selling price erosion in x-ray contrast media.

The Pharmaceuticals segment's sales for 1999 were $661 million, or 7 percent above the revenues generated last year. The sales increase of $45 million was primarily attributable to volume increases in narcotics and drug chemicals of $52 million, which was an increase of 17 percent. Sales volumes of acetaminophen and laboratory and microelectronic chemicals declined 5 percent and 6 percent, respectively. The decline in acetaminophen sales was primarily due to a late flu season in the U.S., while the decline in laboratory and microelectronic chemicals was primarily attributable to the weakness in the microchip industry. Price generated a 2 percent increase in sales for the segment when compared to the prior year. New competitors are expected in narcotics manufacturing during 2000 which may negatively impact selling prices. Operating earnings for 1999 were $103 million, or 24 percent above prior year primarily as a result of increased sales of higher margin products.

1998 vs. 1997
-------------

The Company's 1998 operating earnings excluding charges related to acquisition and integration activities and corporate expense were $309 million, which represented a 4 percent decline when compared to the prior year. Excluding the results of Nellcor, acquired in August 1997, the acquisition and integration charges, and corporate expense, operating earnings would have been $271 million or 16 percent below 1997. This earnings decline was attributable to lower selling prices which were only partially offset by higher volume. The competitive pressures and the demand for price discounts from customer buying groups adversely affected earnings, and this trend is expected to continue. In response to this market trend, the Company entered into a multi-year agreement in 1996 with Premier Purchasing Partners, L.P. (Premier), the largest healthcare purchasing group in the United States. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,800 hospital and healthcare facilities are provided incentives to use Mallinckrodt products.

The Respiratory segment, which includes Nellcor and the critical care business, reported operating earnings of $102 million, an increase of 34 percent over the results for 1997. Excluding Nellcor, operating earnings were $64 million, a 16 percent decrease from prior year. The year to year earnings decline was attributable to a sales decline of $16 million resulting from the negative impact of exchange rate movements caused by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen, $8 million due to price declines and another $6 million attributable to the divestiture of a product line in September 1996. These sales shortfalls were only partially offset by volume increases of $14 million and $11 million in disposable respiratory and anesthesiology product lines, respectively.

The Imaging segment had operating earnings of $124 million in 1998, which was a decline of $40 million or 24 percent from the prior year. The decline in profitability was directly attributable to a sales decline of $42 million - from $802 million in 1997 to $760 million in 1998. All product lines had volume increases which represented an increase of $85 million over the prior year. In spite of these increases, erosion of selling price accounted for a $102 million sales decline. The remainder of the shortfall in 1998 when compared to 1997 was attributable to the impact of exchange rate movements caused by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen. X-ray contrast media, the segment's most significant product line, had sales volume increases of $44 million, but price erosion reduced sales by $85 million. The pricing pressures were most significant in the U.S. where the Company and its x-ray contrast media competitors utilize price concessions to maintain or grow their shares in a market dominated by large customer buying groups. The agreement with Premier aligns the Company with the largest healthcare purchasing group in the U.S., representing approximately 30 percent of all x-ray contrast media purchased. The Premier agreement is believed to be the largest contract ever written for these products. In spite of cost reductions in x-ray contrast media manufacturing and lower operating expenses, the price erosion reduced profitability, and is expected to reduce profitability in future periods but at a lower rate of decline than was experienced in 1998 and 1997.

The Pharmaceuticals segment, which includes bulk and dosage pharmaceuticals, peptides, and process, laboratory and microelectronic chemicals, had 1998 operating earnings of $83 million, which was $1 million or 1 percent above results for the prior year. In spite of higher sales, product mix, lower than expected sales of high margin dosage and other specialty products, and the related impact on plant efficiencies negatively impacted operating earnings. Sales were $616 million, which represented an increase of $41 million or 7 percent above 1997 results. The sales increase was partially generated by a $19 million increase in dosage analgesic volume, of which approximately $7 million was attributable to the full year impact from an acquisition in November 1996. The remainder of the sales increase was attributable to volume growth in all other product lines. The impact of buying groups is less evident in the Pharmaceuticals segment. Overall, this segment was able to maintain pricing at prior year levels.

CORPORATE MATTERS

Corporate expense was up $2 million or 8 percent in 1999 over 1998, excluding 1998 nonrecurring integration charges. The current year increase is primarily attributable to costs associated with the development and implementation of a cost management and productivity improvement program. Corporate expense in 1998, excluding nonrecurring integration charges, was $23 million or 7 percent below the 1997 level.

Interest and other nonoperating income, net was only $1.5 million in 1999, compared with $14.8 million and $22.0 million in 1998 and 1997, respectively. In 1998 and 1997, the Company generated interest income on cash proceeds from 1997 divestiture activities invested in interest bearing securities. These cash equivalents were utilized to acquire Nellcor at the end of August 1997.

Interest expense in 1999 was $85.0 million, which is $16.8 million below the $101.8 million for the prior year. The reduction in interest expense was attributable to lower outstanding debt, as divestiture proceeds generated in 1999 and 1998 were partially used to reduce short-term borrowing, and lower short-term borrowing costs.
The 1998 interest expense was $53.8 million higher than was recorded in 1997, primarily a result of borrowings to purchase for cash all the outstanding shares of common stock of Nellcor.

The Company's effective tax rate was 32.0 percent in 1999. Excluding the one-time noncash write-off of purchased research and development, which related to the Nellcor acquisition and which had no tax benefit, the Company's effective tax rate in 1998 was 32.7 percent. The 1997 effective tax rate was 35.5 percent.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1998, cash and cash equivalents decreased $22.8 million. Operations provided $193.6 million of cash, while capital spending totaled $116.9 million. The Company received $75.4 million in proceeds from asset disposals and $89.8 million in proceeds from redemption and sale of investments. The Company's current ratio at June 30, 1999 was 1.0:1. Debt as a percentage of invested capital was 51.5 percent at the end of 1999.

At June 30, 1999, the Company had a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. The revolving credit facility was reduced from $1.6 billion in September 1998. There were no borrowings outstanding under the revolving credit facility as of June 30, 1999. Commercial paper borrowings under this program were $160.3 million as of June 30, 1999. Non-U.S. lines of credit totaling $139.5 million were also available, and borrowings under these lines amounted to $17.7 million at June 30, 1999. The non-U.S. lines are cancelable at any time.

In May 1999, a $500 million shelf debt registration was declared effective and at June 30, 1999 the entire amount remained available.

The Company has $200 million aggregate principal amount of 5.99 percent notes, which mature in 2010, and are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000. These notes have been reclassified to short-term.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 39.8 million shares, including 3.0 million shares during 1999.

Estimated capital spending for the year ending June 30, 2000 is approximately $160 million.

Year 2000 Readiness Disclosure
------------------------------

The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. If left unaddressed, this could result in a system failure or miscalculations, under certain circumstances, causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Mallinckrodt has developed and is implementing a comprehensive program to address the Year 2000 issue. The program has four major focus areas: information technology systems, non-information technology systems, products, and key supplier and business partners. Overall, the Company has completed its assessment in the above described areas, and has substantially completed required modifications, replacements or conversions.

Information technology systems are hardware and software which support business applications. Year 2000 compliance for these systems included modification and testing of existing systems and replacement of certain systems with new technologies. We believe required modifications, replacements and testing of critical systems are approximately 99 percent completed.

Non-information technology systems (embedded systems) are used in research and development, manufacturing processes and facility management systems. We believe all remediation decisions, and modifications and replacements deemed appropriate for critical items, are completed.

Compliance status and applicable remediation steps for currently and previously marketed products have been communicated via the Internet using a dedicated web page. Modifications necessary to achieve remediation for such products are available to customers in accordance with the above communicated remediation steps.

The Company is also assessing the readiness of its key suppliers and business partners to be Year 2000 compliant. Information requests have been distributed and responses received from virtually all those queried. To augment these evaluations, more detailed reviews of certain key suppliers and business partners are being conducted. This part of the program is approximately 98 percent complete and, to date, no matters have been identified from the replies received that would appear to materially affect the operations of the Company's businesses.

To further recognize potential adverse impact, the Company is developing operating contingency plans to address unanticipated interruptions that could occur in processes, systems and devices that have been assessed, remediated and considered Year 2000 ready by Mallinckrodt and its key suppliers and business partners. Such operating contingency plans are approximately 90 percent finished, with completion expected by September 30, 1999.

The program to address Year 2000 has been underway since February 1997. Both internal and external resources are being used to assess and modify or replace non-compliant technologies, and to appropriately test Year 2000 modifications and replacements. The program is being funded through operating cash flows. The pretax costs incurred for this effort were approximately $10 million, $7 million and $1 million in 1999, 1998 and 1997, respectively. In July through December 1999, the Company anticipates an additional $2 million in pretax costs for program management and to complete monitoring and evaluations of key suppliers and business partners, program verification and contingency planning.

The cost of the program and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates. If the modifications and conversions are not made or are not completed timely and operating contingency plans do not work as anticipated, the result could be an interruption, or a failure, of certain normal business activities or operations. Such failures could materially impact and adversely affect the Company's results of operation, liquidity and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially and adversely affect the Company.

The Company presently believes it has an effective plan to anticipate and resolve any potential Year 2000 issues in a timely manner, and that, with the completion of the program as scheduled, the possibility of a material interruption of normal operations should be reduced.

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

ENVIRONMENTAL MATTERS

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is in varying stages of active investigation or remediation of, or is addressing potential claims of, alleged or acknowledged contamination at approximately 24 currently or previously owned or operated sites and at approximately 16 off-site locations where its waste was taken for treatment or disposal.

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

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $5 million in 1999, $6 million in 1998, and $6 million in 1997. The Company currently estimates that environmental capital expenditures during 2000 and 2001 will be $10 million and $12 million, respectively.

The Company had previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites. Related accruals of $128.8 million at June 30, 1999 are included in current accrued liabilities and other noncurrent liabilities and deferred credits. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any recovery is contingent upon a successful outcome and has not been recognized in the Company's results of operations.

The Company has recognized the costs and associated liabilities only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

RISK MANAGEMENT STRATEGIES

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Australian dollar. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

Operations in each country are monitored so that the Company can quickly respond to changing economic and political environments as well as changes in foreign currency exchange rates and interest rates. The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany financing transactions. To minimize the impact of anticipated foreign currency exposures which arise from probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less, and which have little or no intrinsic value at time of purchase. The Company uses the options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. The hedges are designed to satisfy the requirements for deferral accounting treatment at inception.
Gains and losses in the hedges are expected to be systematically monetized with concurrent reinvestment to replace monetized hedges and maintain overall hedging coverage targets. The net impact of foreign exchange activities on earnings was immaterial for 1999, 1998 and 1997, including conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures. The foreign currency translation loss included in accumulated other comprehensive loss in shareholders' equity, and resulting from the translation of the financial statements of most of the Company's international affiliates into U.S. dollars, increased by $28.7 million in 1999 due to the strengthening of the U.S. dollar against the functional currency of many of the Company's international affiliates.

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

The Company does not consider the present general rate of inflation to have a significant impact on the businesses in which it operates.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors.....................................33
Responsibility for Financial Reporting.............................34
Consolidated Statements of Operations..............................35
Consolidated Balance Sheets........................................36
Consolidated Statements of Cash Flows..............................37
Consolidated Statements of Changes in Shareholders' Equity.........38
Notes to Consolidated Financial Statements.........................39
Quarterly Results .................................................57

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Inc.

We have audited the accompanying consolidated balance sheets of Mallinckrodt Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999, appearing on pages 35 through 56. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Ernst & Young LLP
St. Louis, Missouri
July 29, 1999

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



Douglas A. McKinney
Vice President and Controller
July 29, 1999



Michael A. Rocca
Senior Vice President and Chief Financial Officer
July 29, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)



                                                   Year Ended June 30,
                                            ---------------------------------
                                              1999        1998        1997
                                            ---------   ---------   ---------
Net sales................................   $2,581.2    $2,367.0    $1,698.1

Operating costs and expenses:
  Cost of goods sold.....................    1,379.9     1,368.8       897.9
  Selling, administrative and
   general expenses......................      722.5       715.0       409.7
  Purchased research and development.....                  306.3
  Research and development expenses......      152.2       149.0       100.5
  Other operating income, net............      (11.3)       (9.1)       (7.5)
                                            ---------   ---------   ---------
Total operating costs and expenses.......    2,243.3     2,530.0     1,400.6
                                            ---------   ---------   ---------

Operating earnings (loss)................      337.9      (163.0)      297.5
Interest and other nonoperating
 income, net.............................        1.5        14.8        22.0
Interest expense.........................      (85.0)     (101.8)      (48.0)
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations before income taxes..........      254.4      (250.0)      271.5
Income tax provision.....................       81.5        18.4        96.3
                                            ---------   ---------   ---------

Earnings (loss) from continuing
 operations..............................      172.9      (268.4)      175.2
Discontinued operations..................       23.3        72.4        14.9
                                            ---------   ---------   ---------

Earnings (loss) before cumulative
 effect of accounting change.............      196.2      (196.0)      190.1
Cumulative effect of accounting change...                   (8.4)
                                            ---------   ---------   ---------

Net earnings (loss)......................      196.2      (204.4)      190.1
Preferred stock dividends................        (.4)        (.4)        (.4)
                                            ---------   ---------   ---------

Available for common shareholders........   $  195.8    $ (204.8)   $  189.7
                                            =========   =========   =========

Basic earnings per common share:
  Earnings (loss) from continuing
   operations............................   $   2.41    $  (3.69)   $   2.37
  Discontinued operations................        .32         .99         .20
  Cumulative effect of
   accounting change.....................                   (.11)
                                            ---------   ---------   ---------
  Net earnings (loss)....................   $   2.73    $  (2.81)   $   2.57
                                            =========   =========   =========
Diluted earnings per common share:
  Earnings (loss) from continuing
   operations............................   $   2.40    $  (3.69)   $   2.33
  Discontinued operations................        .32         .99         .20
  Cumulative effect of
   accounting change.....................                   (.11)
                                            ---------   ---------   ---------
  Net earnings (loss)....................   $   2.72    $  (2.81)   $   2.53
                                            =========   =========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                                               June 30,
                                                       ----------------------
                                                          1999         1998
                                                       ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.........................   $   32.7     $   55.5
  Trade receivables, less allowances of
   $17.9 in 1999 and $16.7 in 1998..................      490.9        486.3
  Inventories.......................................      530.3        470.0
  Deferred income taxes.............................       54.7         95.2
  Other current assets..............................       61.3         61.5
  Net current assets of discontinued operations.....                     4.8
                                                       ---------    ---------
Total current assets................................    1,169.9      1,173.3

Investments and other noncurrent assets, less
 allowances of $8.6 in 1999 and $5.8 in 1998........       67.2        154.5
Property, plant and equipment, net..................      870.7        894.9
Goodwill, net.......................................      942.3        987.0
Technology, net.....................................      336.4        364.3
Other intangible assets, net........................      266.6        282.1
Net noncurrent assets of discontinued operations....                    12.4
Deferred income taxes...............................        4.3          4.6
                                                       ---------    ---------
Total assets........................................   $3,657.4     $3,873.1
                                                       =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................   $  383.8     $  311.4
  Accounts payable..................................      221.2        215.0
  Accrued liabilities...............................      459.5        532.0
  Income taxes payable..............................       77.3        122.3
  Deferred income taxes.............................        1.2          1.4
                                                       ---------    ---------
Total current liabilities...........................    1,143.0      1,182.1

Long-term debt, less current maturities.............      742.5        944.5
Deferred income taxes...............................      363.0        396.2
Postretirement benefits.............................      166.5        169.2
Other noncurrent liabilities and deferred credits...      182.0        175.2
                                                       ---------    ---------
Total liabilities...................................    2,597.0      2,867.2
                                                       ---------    ---------
Shareholders' equity:
  4 Percent cumulative preferred stock..............       11.0         11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,124,773 shares.....       87.1         87.1
  Capital in excess of par value....................      314.7        315.2
  Reinvested earnings...............................    1,188.4      1,039.7
  Accumulated other comprehensive loss..............     (105.1)       (72.6)
  Treasury stock, at cost...........................     (435.7)      (374.5)
                                                       ---------    ---------
Total shareholders' equity..........................    1,060.4      1,005.9
                                                       ---------    ---------
Total liabilities and shareholders' equity             $3,657.4     $3,873.1
                                                       =========    =========


(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                     Year Ended June 30,
                                             ---------------------------------
                                               1999        1998         1997
                                             ---------   ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)......................... $ 196.2     $ (204.4)   $ 190.1
Adjustments to reconcile net earnings
 (loss) to net cash provided by
 operating activities:
  Depreciation..............................   130.6        114.3       97.5
  Amortization..............................    84.5         75.3       30.2
  Postretirement benefits...................    (2.6)         6.3        7.9
  Undistributed equity in earnings
   of joint venture.........................                           (17.0)
  Gains on asset disposals..................   (39.7)      (114.3)    (182.5)
  Deferred income taxes.....................    13.6        (75.8)     144.1
  Write-off of purchased research
   and development..........................                308.3
  Sale of inventory stepped up to
   fair value at acquisition................                 75.4
  Write-off of pre-operating costs..........                 12.5
                                             --------    ---------   --------
                                               382.6        197.6      270.3
  Changes in operating assets and
   liabilities:
    Trade receivables.......................    (9.2)       (15.6)     (34.3)
    Inventories.............................   (62.2)       (18.1)      17.8
    Other current assets....................     4.5         63.8      (62.0)
    Accounts payable, accrued liabilities
     and income taxes payable, net..........  (112.2)       (15.8)     111.6
    Net assets of discontinued operations...                  (.4)       9.8
    Other noncurrent liabilities and
     deferred credits.......................     8.1         30.6       (4.3)
    Other, net..............................   (18.0)         1.3       (7.6)
                                             --------    ---------   --------
Net cash provided by operating activities...   193.6        243.4      301.3
                                             --------    ---------   --------

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures........................  (116.9)      (142.7)    (109.5)
Acquisition spending........................    (3.5)    (1,790.9)      (3.5)
Proceeds from asset disposals...............    75.4        308.2      412.8
Proceeds from redemption and sale
 of investments.............................    89.8          8.8         .8
Purchase of investments and
 intangible assets..........................   (11.5)       (17.0)     (18.3)
                                             --------    ---------   --------
Net cash provided (used) by
 investing activities.......................    33.3     (1,633.6)     282.3
                                             --------    ---------   --------

CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in notes payable........  (126.2)       279.5     (103.8)
Proceeds from long-term debt................                399.8        1.1
Payments on long-term debt..................    (8.1)        (3.9)     (10.2)
Issuance of common stock....................     6.1         20.2       39.6
Acquisition of treasury stock...............   (74.0)        (9.7)    (149.9)
Dividends paid..............................   (43.9)       (48.5)     (48.2)
Redemption of common stock purchase rights..    (3.6)
                                             --------    ---------   --------
Net cash provided (used) by financing
 activities.................................  (249.7)       637.4     (271.4)
                                             --------    ---------   --------

Increase (decrease) in cash and
 cash equivalents...........................   (22.8)      (752.8)     312.2
Cash and cash equivalents at
 beginning of year..........................    55.5        808.3      496.1
                                             --------    ---------   --------
Cash and cash equivalents at end of year.... $  32.7     $   55.5    $ 808.3
                                             ========    =========   ========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

                                                       Capital in
                                Preferred    Common    Excess of
                                  Stock      Stock     Par Value
                                ---------    ------    ---------
BALANCE, JUNE 30, 1996........   $ 11.0      $ 87.1     $ 283.5
Comprehensive income (loss):
  Net earnings................
  Foreign currency
   translation................
  Unrealized gain on
   investments................
  Comprehensive income........
Cash dividends:
  4 percent cumulative
   preferred stock ($4.00 per
   share).....................
  Common stock ($.65 per
   share).....................
Stock option exercises........                              6.7
Income tax benefit from stock
  options exercised...........                              5.7
Issuance of stock related to
  an acquisition..............                             10.0
Acquisition of treasury
 stock........................
                                ---------    ------    ---------

BALANCE, JUNE 30, 1997........     11.0        87.1       305.9
Comprehensive income (loss):
  Net loss....................
  Foreign currency
   translation................
  Unrealized loss on
   investments................
  Comprehensive loss..........
Cash dividends:
  4 percent cumulative
   preferred stock ($4.00 per
   share).....................
  Common stock ($.66 per
   share).....................
Stock option exercises........                              1.6
Income tax benefit from stock
 options exercised............                              2.1
Acquisition of treasury
 stock........................
Investment plan match.........                              2.4
Stock awards..................                              3.2
                                ---------    ------    ---------

BALANCE, JUNE 30, 1998........     11.0        87.1       315.2
Comprehensive income (loss):
  Net earnings................
  Foreign currency
   translation................
  Unrealized loss on
   investments................
  Comprehensive income........
Cash dividends:
 4 percent cumulative
 preferred stock ($4.00 per
 share).......................
  Common stock ($.61 per
   share).....................
Redemption of common stock
 purchase rights ($.05 per
 share).......................
Stock option exercises........                             (1.2)
Income tax benefit from
 stock options exercised......                               .9
Acquisition of treasury
 stock........................
Investment plan match.........                              (.2)
Stock awards..................
                                ---------    ------    ---------

BALANCE, JUNE 30, 1999........   $ 11.0      $ 87.1     $ 314.7
                                =========    ======    =========

                                             Accumulated
                                                Other
                               Reinvested   Comprehensive   Treasury
                                Earnings         Loss        Stock     Total
                               ----------   -------------   --------  ---------
BALANCE, JUNE 30, 1996........  $1,150.7       $ (15.3)     $(284.8)   $1,232.2
Comprehensive income (loss):
  Net earnings................     190.1                                  190.1
  Foreign currency
   translation................                   (35.2)                   (35.2)
  Unrealized gain on
   investments................                      .6                       .6
                                                                       ---------
  Comprehensive income........                                            155.5
                                                                      ----------
Cash dividends:
  4 percent cumulative
   preferred stock ($4.00 per
   share).....................       (.4)                                   (.4)
  Common stock ($.65 per
   share).....................     (47.8)                                 (47.8)
Stock option exercises........                                 27.2        33.9
Income tax benefit from stock
  options exercised...........                                              5.7
Issuance of stock related to
 an acquisition...............                                 12.0        22.0
Acquisition of treasury
 stock........................                               (149.9)     (149.9)
                               ----------     ---------     --------   ---------

BALANCE, JUNE 30, 1997........   1,292.6         (49.9)      (395.5)    1,251.2
Comprehensive income (loss):
  Net loss....................    (204.4)                                (204.4)
  Foreign currency
   translation................                   (21.1)                   (21.1)
  Unrealized loss on
   investments................                    (1.6)                    (1.6)
                                                                       ---------
  Comprehensive loss..........                                           (227.1)
                                                                       ---------
Cash dividends:
  4 percent cumulative
   preferred stock ($4.00 per
   share).....................       (.4)                                   (.4)
  Common stock ($.66 per
   share).....................     (48.1)                                 (48.1)
Stock option exercises........                                 16.5        18.1
Income tax benefit from stock
 options exercised............                                              2.1
Acquisition of treasury
 stock........................                                 (9.7)       (9.7)
Investment plan match.........                                  7.3         9.7
Stock awards..................                                  6.9        10.1
                               ----------     ---------     --------   ---------

BALANCE, JUNE 30, 1998........   1,039.7         (72.6)      (374.5)   1,005.9
Comprehensive income (loss):
  Net earnings................     196.2                                  196.2
  Foreign currency
   translation................                   (28.7)                   (28.7)
  Unrealized loss on
   investments................                    (3.8)                    (3.8)
                                                                       ---------
  Comprehensive income........                                            163.7
                                                                       ---------
Cash dividends:
  4 percent cumulative
   preferred stock ($4.00 per
   share).....................       (.4)                                   (.4)
  Common stock ($.61 per
   share).....................     (43.5)                                 (43.5)
Redemption of common stock
 purchase rights ($.05 per
 share).......................      (3.6)                                  (3.6)
Stock option exercises........                                  6.4         5.2
Income tax benefit from stock
 options exercised............                                               .9
Acquisition of treasury
 stock........................                                (74.0)      (74.0)
Investment plan match.........                                  6.2         6.0
Stock awards..................                                   .2          .2
                               ----------     ---------     --------   ---------

BALANCE, JUNE 30, 1999          $1,188.4       $(105.1)     $(435.7)   $1,060.4
                               ==========     =========     ========   =========

(The accompanying Notes are an integral part of the Consolidated Financial
Statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. The 1998 consolidated financial statements were restated for a reduction in purchased research and development and a corresponding increase in goodwill, which resulted in an increase in amortization expense. Disclosures relate to continuing operations, unless otherwise stated. Certain amounts in prior years were reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Financial statements of all majority owned subsidiaries are consolidated. Investments in 20 to 50 percent owned affiliates are reported on the equity method. Intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses during the reporting period, as well as amounts included in the Notes. While the Company uses its best estimates and judgments, actual results could differ from these estimates.

Foreign Currency Translation

The financial statements of most of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and weighted-average rates for income statements. Unrealized translation adjustments are included in accumulated other comprehensive loss in shareholders' equity in the Consolidated Balance Sheets.

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

Investments

The Company's investments in marketable equity securities are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses included, net of income taxes, in accumulated other comprehensive loss in shareholders' equity in the Consolidated Balance Sheets. Interest, dividends and realized gains and losses on the sale of such securities are included in interest and other nonoperating income, net.

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

Goodwill is amortized on a straight-line basis over 10 to 40 years (weighted-average life of 29 years). Technology is amortized on a straight-line basis over 15 to 25 years (weighted-average life of 16 years). Other intangible assets, consisting primarily of trademarks, trade names, and manufacturing and distribution agreements, are amortized primarily on a straight-line basis over 3 to 40 years (weighted-average life of 20 years).

The carrying amounts of intangible assets and goodwill are routinely reviewed to determine if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amounts of the intangible assets and goodwill are reduced by the estimated shortfall of cash flows. In addition, intangible assets and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable.

Derivative Financial Instruments

The Company uses interest rate swaps and options to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates; forward foreign exchange agreements and currency swaps to minimize the exposure on intercompany financing transactions; and foreign exchange option contracts to minimize the impact of anticipated foreign currency exposures which arise from probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business.

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

The Company hedges a portion of its anticipated foreign currency exchange exposure using certain derivative financial instruments, primarily purchased options to sell foreign currencies with little or no intrinsic value at time of purchase. These contracts are designated and effective as hedges of the Company's consolidated foreign currency exchange exposures. Gains on option contracts that are designated as hedges (including open, matured and terminated contracts), and which have nominal intrinsic value at the time of purchase, are deferred and recognized in earnings at the time the underlying hedged exposure occurs. Premiums on purchased options are recorded as assets and amortized over the lives of the options. Realized and unrealized gains on options relating to exposures that are no longer probable of occurring are included as foreign exchange gains in other operating income, net in the accompanying Consolidated Statements of Operations.

Revenue Recognition and Product Warranty

The Company recognizes revenue at the time of product shipment and provides currently for estimated discounts, rebates, product returns, and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. See Note 17 for the fair value disclosures required under SFAS 123.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, administrative and general expenses. Advertising expense was $20.0 million, $20.1 million and $20.5 million in 1999, 1998 and 1997, respectively.

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

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which revises the disclosure requirements for employers' pensions and other retiree benefits. Mallinckrodt has adopted SFAS 132 in 1999 and the required disclosures are presented in Note 14.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 in 1999 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 18.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes new standards for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 in the first quarter of 1999 did not affect the Company's results of operation or financial position but did affect the presentation of information. Mallinckrodt has disclosed the required information in the Consolidated Statements of Changes in Shareholders' Equity and in Note 15.

Yet-to-be-Adopted

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is required to be adopted in years beginning after June 15, 2000. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The Company continues to evaluate alternative hedging strategies and their corresponding effects under SFAS 133 on the future consolidated results of operations and financial position.

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

Approximately $835.4 million of the purchase price was allocated to identifiable intangible assets including purchased research and development of $308.3 million, technology of $374.2 million, and trademarks and trade names and assembled work force of $152.9 million. (See Note 1 for amortization periods and methods for intangible assets.)

The purchased research and development represents the value of numerous new medical devices and other products/technologies underway in all major product lines of Nellcor that were in various stages of development and had not reached technological feasibility at the transaction date. No alternative future uses were identified prior to reaching technological feasibility because of the uniqueness of the projects. Additionally, no identifiable alternate markets were established for projects that were in early stages of development.
The major risks associated with timely completion and commercialization are to transform concepts into designs that meet customer requirements, gain regulatory approval and market clearance in the key markets, and ramp up the manufacturing process once regulatory approval is obtained. Management is primarily responsible for estimating the fair value of purchased research and development. To determine the value of the purchased research and development, the expected future net cash flows of the in-process technology were determined based on forecasts of future results as of the acquisition date for each project that management believed at the acquisition date were likely to occur. The projected net cash flows were discounted at a rate which accounts for the time value of money as well as the risks of realization of the cash flows. The discounted cash flows were then reduced to reflect only the accomplishment made by Nellcor through the acquisition date toward the products' ultimate completion. The assumptions used in determining the value of purchased research and development represented management's good faith best estimates of the in-process products' likely performance as of the acquisition date. The purchased research and development intangible asset, which had no tax benefit, was charged to results of operations during the first quarter of 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998.

The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. Pretax charges to the Respiratory segment and Aero Systems division, which was sold and reclassified to discontinued operations in the fourth quarter of 1998, were $74.4 million and $1.0 million, respectively.

OTHER

In November 1996, the Company acquired D.M. Graham Laboratories, Inc., a contract manufacturer of dosage pharmaceuticals and a licensed producer of a variety of medicinal narcotics, for $22 million of the Company's common stock. This acquisition was accounted for under the purchase method of accounting, and results of operations were included in the consolidated financial statements from the acquisition date. Results of operations for the periods prior to acquisition were not material to Mallinckrodt.

Discontinued Operations

The Company sold certain chemical additive product lines in the second quarter of 1998, and recorded a gain on sale, net of taxes, of $8.7 million. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. The catalyst sale resulted in a gain, net of taxes, of $60.2 million. No gain or loss was recognized on the sale of the Aero Systems division, and there were no earnings from operations. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. This transaction resulted in a gain, net of taxes, of $23.3 million and earnings from operations were zero for the one month of operations in 1999. Certain liabilities for environmental, litigation and employee benefits remained with the Company, and reserves were established to address these liabilities as deemed appropriate. Earnings, net of taxes, from the catalysts and chemical additives division for 1999, 1998 and 1997 were zero, $11.4 million and $10.5 million, respectively.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, the flavors joint venture. The Company recorded a gain on divestiture, net of taxes, of $270.6 million. Earnings, net of taxes, from the divested business for 1997 were zero. The disposition included the assumption of $510 million of debt of Fries & Fries, Inc. by the buyer. Interest expense related to the assumed debt of $22.4 million for 1997 is included in the above Fries & Fries, Inc. net after-tax results of operations reclassified to discontinued operations.

On June 30, 1997, the Company sold the animal health segment for cash plus the assumption of certain liabilities. The Company recorded a loss on sale, including taxes, of $269.4 million. Certain environmental liabilities, facility leases, and liabilities for employee benefits, including postretirement benefits, remained with the Company. Reserves were established to address the remaining liabilities. Earnings, net of taxes, from the animal health segment for 1997 were $5.8 million. Interest expense related to debt assumed by the buyer of $5.6 million for 1997 was included in the above animal health segment net after-tax results reclassified to discontinued operations. During the third quarter of 1998, the Company recorded a one-time, after-tax charge of $7.9 million to discontinued operations related to settlement costs from the sale of the animal health segment.

Discontinued operations for 1997 included other charges, primarily for environmental and litigation costs related to previously divested operations, of $2.6 million.

The following schedule summarizes the components, net of tax, of discontinued operations presented in the Consolidated Statements of Operations (in millions).



                                                  1999       1998       1997
                                                 ------     ------     ------
Catalysts and chemical additives division
  Gain on sale..............................     $ 23.3     $ 68.9
  Earnings from operations..................                  11.4     $ 10.5
Fries & Fries, Inc.
  Gain on divestiture.......................                            270.6
Animal health segment.......................
  Loss on sale..............................                  (7.9)    (269.4)
  Earnings from operations                                                5.8
Other.......................................                             (2.6)
                                                 -------    -------    -------
Discontinued operations.....................     $ 23.3     $ 72.4     $ 14.9
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

Exit Activities and Restructuring Charges

Immediately after the acquisition of Nellcor was consummated, management of the combined Company formulated an integration plan to combine Mallinckrodt and Nellcor into one company. Since both companies (Mallinckrodt and Nellcor) had global healthcare operations, senior management, through transition teams, assessed which activities should be consolidated. Management finalized and approved a Nellcor integration plan during 1998. Accordingly, the Company recorded additional purchase liabilities during 1998 of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included the involuntary severance of approximately 450 Nellcor employees as a result of work force reduction primarily in U.S. administrative areas at a cost of $37.2 million, relocation of Nellcor employees at a cost of $3.8 million, and the elimination of contractual obligations of Nellcor which had no future economic benefit at a cost of $9.1 million. The actual number of employees terminated was 425. Approximately $45.4 million of cash expenditures were incurred through June 30, 1999 and liabilities of $1.6 million related to the Nellcor integration plan remained in accrued liabilities at June 30, 1999. In June 1999, the estimated liability was reduced by $3.1 million, $1.9 million net of related tax benefit, with a corresponding $1.9 million reduction of goodwill primarily as a result of reduced severance costs. The remaining cash expenditures will occur in 2000 and, although none are expected, further reductions in the estimated liability for these integration activities will be offset against the related goodwill.

During 1998, the Company recorded a pretax charge to selling, administrative and general expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2.0 million. The actual number of employees terminated was 115. Approximately
$14.5 million of cash expenditures have been incurred through June 30, 1999. In June 1999, the associated accrual was reduced by $.7 million and credited to selling, administrative and general expenses. The remaining $3.9 million cash expenditures will occur in 2000. No further adjustments to the reserve are anticipated.

NOTE 3 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in millions, except share and per share amounts).


                                                 1999         1998       1997
                                               --------     -------     -------
Numerator:
 Earnings (loss) from continuing
  operations................................   $172.9       $(268.4)     $175.2
 Preferred stock dividends..................      (.4)          (.4)        (.4)
                                               -------      --------     -------
 Numerator for basic and diluted earnings
  (loss) per share--income (loss) available
  to common shareholders....................   $172.5       $(268.8)     $174.8
                                               =======      ========     =======

Denominator:
 Denominator for basic earnings (loss)
 per share--weighted-average shares....... 71,634,420    72,920,659  73,837,424
 Potential dilutive common shares--
  employee stock options..................    264,455                 1,270,405
                                           ----------    ----------  ----------
 Denominator for diluted earnings (loss)
  per share--adjusted weighted-average
  shares.................................. 71,898,875    72,920,659  75,107,829
                                           ==========    ==========  ==========

 Basic earnings (loss) from continuing
  operations per common share.............     $ 2.41       $ (3.69)     $ 2.37
                                               =======      ========     =======
 Diluted earnings (loss) from continuing
  operations per common share.............     $ 2.40       $ (3.69)     $ 2.33
                                               =======      ========     =======


The diluted share base for the year ended June 30, 1998 excluded incremental shares of 612,285 related to employee stock options. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1998.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION


(In millions)                                        1999       1998     1997
                                                   --------   -------   -------
Interest paid..................................    $ 87.3     $ 83.7    $ 69.1
Income taxes paid..............................     126.1       73.3      82.2
Noncash investing and financing activities:
 Assumption of liabilities related
  to acquisitions..............................       (.7)     465.6       2.3
 Issuance of stock for 401(k) employer
  matching contribution........................       6.0        9.7
 Stock awards..................................        .2       10.1
 Fair value gain (loss) adjustment to
  securities...................................      (6.1)      (2.5)       .6
 Assets acquired through capital leases........       1.4
 Principal amount of debt assumed by buyers
  in conjunction with divestitures.............                  1.0     530.6
 Preferred stock received related to a
  divestiture..................................                           88.9
 Issuance of stock related to an acquisition...                           22.0


The interest paid and income taxes paid presented above include amounts related to discontinued operations.

NOTE 5 - INVENTORIES

AT JUNE 30, (in millions)                           1999       1998
                                                   ------     ------
Raw materials and supplies....................     $208.3     $208.4
Work in process...............................       63.7       46.4
Finished goods................................      258.3      215.2
                                                   ------     ------
                                                   $530.3     $470.0
                                                   ======     ======

NOTE 6 - INVESTMENTS AND OTHER NONCURRENT ASSETS

AT JUNE 30, (in millions)                           1999       1998
                                                   ------     ------
Other investments, net........................     $ 42.2     $ 42.9
Other noncurrent assets, net..................       25.0       25.5
Preferred stock received related to a
 divestiture..................................                  86.1
                                                   ------     ------
                                                   $ 67.2     $154.5
                                                   ======     ======

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30, (in millions)                           1999       1998
                                                 ---------  ---------
Land and land improvements....................   $   85.0   $   85.6
Buildings and leasehold improvements..........      345.4      337.7
Machinery and equipment.......................      979.7      916.9
Construction in progress......................       48.9       71.3
                                                 ---------  ---------
                                                  1,459.0    1,411.5
Accumulated depreciation......................     (588.3)    (516.6)
                                                 ---------  ---------
                                                 $  870.7   $  894.9
                                                 =========  =========
Capitalized interest costs were $.9 million in 1999, $.8 million in 1998 and $.7 million in 1997.

NOTE 8 - INTANGIBLE ASSETS

AT JUNE 30, (in millions)                           1999       1998
                                                 ---------  ---------
Goodwill......................................   $1,071.0   $1,079.4
Accumulated amortization......................     (128.7)     (92.4)
                                                 ---------  ---------
Goodwill, net                                    $  942.3   $  987.0
                                                 =========  =========

Technology....................................   $  387.1   $  390.4
Accumulated amortization......................      (50.7)     (26.1)
                                                 ---------  ---------
Technology, net...............................   $  336.4   $  364.3
                                                 =========  =========

Other intangible assets.......................   $  337.6   $  337.4
Accumulated amortization......................      (71.0)     (55.3)
                                                 ---------  ---------
Other intangible assets, net..................   $  266.6   $  282.1
                                                 =========  =========

NOTE 9 - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Australian dollar. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany financing transactions. To mitigate the short-term effect of changes in foreign currency exchange rates on the Company's consolidated performance, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less. The Company uses the currency options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. There are no hedging gains or losses that are explicitly deferred at June 30, 1999.

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

Information on the duration by expected maturity, notional value, purpose and fair value of instruments outstanding as of June 30, 1999 is provided below (in millions, except average strike price and exchange rate):

                                                                     Fair Value
                                                                       (Loss)
                                                                       As of
                                        2000     2001      Total      6/30/99
                                       ------   ------    -------    ----------

Purchased option contracts to sell
 for U.S.$ related to anticipated
 foreign currency exposures
  Australian dollar
   Notional value....................  $  6.5             $  6.5        $  .1
   Average strike price..............     .67
  German deutsche mark
   Notional value....................  $ 47.5             $ 47.5        $ 3.1
   Average strike price..............    1.75
  Japanese yen
   Notional value....................  $ 35.0   $ 14.0    $ 49.0        $ 2.6
   Average strike price..............   116.6    104.7

Forward contracts and currency
 swaps related to intercompany
 financial transactions
  Sale of Canadian dollar
   Notional value....................  $   .9             $   .9
   Exchange rate.....................    1.46
  Sale of Polish zloty
   Notional value....................  $   .4             $   .4
   Exchange rate.....................    4.22
  Purchase of Dutch guilder
   Notional value....................  $ 27.5             $ 27.5        $(1.2)
   Exchange rate.....................    2.06
  Purchase of Swedish krona
   Notional value....................  $ 63.0             $ 63.0        $ (.2)
   Exchange rate.....................    8.33
  Swap of Japanese yen
   Notional value....................           $ 12.9    $ 12.9        $(2.1)
   Exchange rate.....................            140.0

Interest rate swaps
  Related to U.S.$ leases, the
   Company pays fixed (9.9%)/receives
    variable(LIBOR + 0.70%)
     Notional value..................  $ 33.3             $ 33.3        $(1.2)
  Related to 6.3% debentures, the
   Company pays variable
   (LIBOR + .3419%)/receives
    fixed (6.3%)
     Notional value..................           $200.0    $200.0        $  .6


Fair Value of Financial Instruments

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash, short-term investment vehicles, short-term debt and long-term debt. In the aggregate, these instruments were carried at amounts approximating fair value at June 30, 1999 and 1998. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. See Note 13 for the disclosure of fair value of long-term debt.

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

NOTE 10 - INCOME TAXES

Income taxes included in the Consolidated Statements of Operations were (in millions):



                                                    1999       1998      1997
                                                   -------    -------   -------
Continuing operations..........................    $ 81.5     $ 18.4    $ 96.3
Discontinued operations:
  Sale of catalysts and chemical additives
   division....................................      13.7       45.4
  Catalysts and chemical additives division
   operations..................................                  5.3       6.0
  Divestiture of Fries & Fries, Inc............                          158.9
  Fries & Fries, Inc. operations...............                            (.5)
  Sale of animal health segment................                 (4.2)     21.9
  Animal health segment operations.............                           11.4
  Other........................................      (3.3)      (8.4)     (1.4)
                                                   -------    -------   -------
  Total discontinued operations................      10.4       38.1     196.3
                                                   -------    -------   -------
Cumulative effect of accounting change.........                 (4.1)
                                                   -------    -------   -------
                                                   $ 91.9     $ 52.4    $292.6
                                                   =======    =======   =======


The geographical sources of earnings (loss) from continuing operations before income taxes were (in millions):


                                     1999         1998      1997
                                    -------     --------   -------
U.S...........................      $141.8      $(355.8)   $161.7
Outside U.S...................       112.6        105.8     109.8
                                    -------     --------   -------
                                    $254.4      $(250.0)   $271.5
                                    =======     ========   =======

The components of the income tax provision charged to continuing operations follow (in millions):

                                     1999         1998      1997
                                    -------      -------    ------
Current:
  U.S. federal................       $26.4        $53.3     $41.5
  U.S. state and local........         4.8          4.4       7.0
  Outside U.S.................        33.5         29.5      26.3
                                     ------       ------    ------
                                      64.7         87.2      74.8
                                     ------       ------    ------
Deferred:
  U.S. federal................        32.7        (87.5)      8.8
  U.S. state and local........        (2.9)        14.2       2.7
  Outside U.S.................       (13.0)         4.5      10.0
                                     ------       ------    ------
                                      16.8        (68.8)     21.5
                                     ------       ------    ------
                                     $81.5        $18.4     $96.3
                                     ======       ======    ======

The Company had the following deferred tax balances at June 30, 1999 and 1998 (in millions):

                                                 1999       1998
                                                -------    -------
Deferred tax assets:
  Restructuring accruals.....................   $ 14.5     $ 16.2
  Pensions and deferred compensation.........     21.6       20.2
  Net operating losses.......................     12.2       11.4
  Environmental accruals.....................     26.4       28.2
  Other, net.................................      3.8       44.1
                                                -------    -------
Gross deferred tax assets....................     78.5      120.1
Valuation allowance..........................    (29.0)     (30.4)
                                                -------    -------
Total deferred tax assets....................     49.5       89.7
                                                -------    -------
Deferred tax liabilities:
  Property, plant and equipment..............    114.4      133.9
  Receivables................................     22.9       18.8
  Intangible assets..........................    217.4      234.8
                                                -------    -------
Total deferred tax liabilities...............    354.7      387.5
                                                -------    -------
Net deferred tax liabilities.................   $305.2     $297.8
                                                =======    =======

The tax benefit of the Company's net operating loss carryforwards of $12.2 million relates primarily to its non-U.S. operations, and $8.0 million of the tax benefit will expire in years 2000 through 2005.
The remaining $4.2 million of the tax benefit relates to net operating loss carryforwards with indefinite carryforward periods.

Factors causing the effective tax rate for continuing operations to differ from the U.S. federal statutory rate were (in millions):


                                     1999         1998      1997
                                    --------    -------    -------
Computed tax at the U.S.
 federal statutory rate..........   $ 89.0      $(87.5)    $ 95.0
State income taxes, net of
 federal benefit.................      1.2        12.1        6.6
Effect of foreign operations.....    (13.4)      (14.4)     (15.8)
Purchase accounting..............                107.2
Goodwill amortization............     11.4        10.4        1.9
Other items......................     (6.7)       (9.4)       8.6
                                    -------     -------    -------
Income tax provision.............   $ 81.5      $ 18.4     $ 96.3
                                    =======     =======    =======

Effective tax rate...............    32.0%      (7.4)%      35.5%

Undistributed earnings of certain subsidiaries outside the U.S. are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries, which aggregated $341.0 million at June 30, 1999.

NOTE 11 - ACCRUED LIABILITIES

AT JUNE 30, (in millions)                        1999       1998
                                                ------     ------
Compensation and benefits....................   $131.9     $118.1
Environmental liabilities....................     81.0       79.5
Other........................................    246.6      334.4
                                                ------     ------
                                                $459.5     $532.0
                                                ======     ======

NOTE 12 - LINES OF CREDIT

The Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. Under this facility, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at June 30, 1999. Commercial paper borrowings under this program were $160.3 million as of June 30, 1999.

Non-U.S. lines of credit totaling $139.5 million were also available, and borrowings under these lines amounted to $17.7 million at June 30, 1999. These non-U.S. lines are cancelable at any time.

NOTE 13 - DEBT

The components of short-term debt at June 30, 1999 and 1998 were (in millions):

AT JUNE 30, (in millions)                        1999       1998
                                                ------     ------
Notes payable................................   $180.1     $303.4
Current maturities of long-term debt.........    203.7        8.0
                                                ------     ------
                                                $383.8     $311.4
                                                ======     ======

The weighted-average interest rates on short-term borrowings at June 30, 1999 and 1998 were 5.0 percent and 5.8 percent, respectively.

The components of long-term debt at June 30, 1999 and 1998 were (in millions):


                                    Fair Value             Carrying Amount
                                --------------------     --------------------
                                  1999       1998           1999       1998
                                --------    --------     --------    --------
9.875% debentures with
 initial payment of $.9
 million due 2002 and
 annual installments of
 $15.0 million beginning
 in 2003, with final
 payment in 2011..............   $146.4      $150.9       $135.2      $135.1
7% debentures due 2014........     90.9       104.1         98.9        98.7
6.75% notes due 2006..........     98.5       103.8         99.6        99.5
6.5% notes due 2008...........     94.1       102.0         98.9        98.8
6.3% debentures due 2011......    203.4       204.6        200.9       200.9
6% notes due 2004.............     97.1       100.1         99.6        99.6
5.99% debentures due 2010.....    205.3       205.0        202.7       203.0
Other.........................     10.4        16.9         10.4        16.9
                                --------    --------     --------    --------
                                 $946.1      $987.4        946.2       952.5
                                ========    ========
Less current maturities                                    203.7         8.0
                                                         --------    --------
                                                          $742.5      $944.5
                                                         ========    ========


In January 1998, the Company issued $200 million aggregate principal amount of notes maturing January 14, 2010. The notes bear interest at
5.99 percent until January 14, 2000, at which time the interest rate will be reset at a fixed annual rate of 5.64 percent plus the Company's then incremental borrowing rate above the rate quoted on U.S. Treasury ten-year notes. The notes are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000. These notes have been classified as short-term at June 30, 1999.

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

Maturities of long-term debt for the next five years are: 2000-$203.7 million; 2001-$200.5 million; 2002-$1.4 million; 2003-$15.5 million;
and 2004-$115.5 million. The 9.875 percent debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

NOTE 14 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The changes in benefit obligations and plan assets in 1999 and 1998, and the funded status and amounts recognized in the Consolidated Balance Sheets at June 30, 1999 and 1998 for U.S. and significant non-U.S. defined benefit pension plans and U.S. postretirement healthcare benefit plans follow (in millions):


                                                             1999
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------      Other
                                                U.S.      Non-U.S.    Benefits
                                              --------    --------    ---------
Benefit obligation at beginning of year....    $461.6      $65.9       $137.6
Service cost...............................      17.6        4.5          3.4
Interest cost..............................      30.5        4.0          9.4
Plan participants' contributions...........                   .7
Plan amendments............................       4.7        1.2         (5.0)
Net actuarial (gain)/loss..................     (51.9)       7.3         (5.7)
Foreign currency exchange rate changes.....                 (3.3)
Benefits paid..............................     (61.9)      (1.3)       (13.7)
Business combinations......................
Curtailments...............................       (.2)
Special termination benefits...............       2.3
                                               -------     ------      -------
Benefit obligation at end of year..........     402.7       79.0        126.0
                                               -------     ------      -------

Fair value of plan assets at beginning
 of year...................................     390.9       46.0
Actual return on plan assets...............      18.2        8.2
Foreign currency exchange rate changes.....                 (2.7)
Employer contributions.....................      26.5        6.4         13.7
Plan participants' contributions...........                   .7
Benefits and expenses paid.................     (64.9)      (1.5)       (13.7)
Business combinations......................
                                               -------     ------      -------
Fair value of plan assets at end of year...     370.7       57.1
                                               -------     ------      -------

Benefit obligation in excess of
 plan assets...............................      32.0       21.9        126.0
Unrecognized prior service cost............     (10.8)      (1.8)        18.9
Unrecognized transition
 asset/(obligation)........................      (1.1)       (.1)
Unrecognized net actuarial
 gain/(loss)...............................      38.4       (4.4)        21.6
                                               -------     ------      -------
Accrued benefit liability..................    $ 58.5      $15.6       $166.5
                                               =======     ======      =======

                                                             1998
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------      Other
                                                U.S.      Non-U.S.    Benefits

                                              --------    --------    ---------
Benefit obligation at beginning of year....    $405.4      $50.9       $125.9
Service cost...............................      15.9        5.3          3.1
Interest cost..............................      31.4        3.4         10.0
Plan participants' contributions...........                   .5           .2
Plan amendments............................        .1         .1
Net actuarial (gain)/loss..................      75.0        3.6          2.6
Foreign currency exchange rate changes.....                 (2.0)
Benefits paid..............................     (78.9)       (.9)        (3.7)
Business combinations......................       5.1        5.3           .9
Curtailments...............................       (.2)       (.3)        (1.4)
Special termination benefits...............       7.8
                                               -------     ------      -------
Benefit obligation at end of year..........     461.6       65.9        137.6
                                               -------     ------      -------

Fair value of plan assets at beginning
 of year...................................     355.8       35.6
Actual return on plan assets...............     104.8        5.3
Foreign currency exchange rate changes.....                 (1.5)
Employer contributions.....................      12.2        2.6          3.5
Plan participants' contributions...........                   .5           .2
Benefits and expenses paid.................     (81.9)      (1.0)        (3.7)
Business combinations......................                  4.5
                                               -------     ------      -------
Fair value of plan assets at end of year...     390.9       46.0
                                               -------     ------      -------

Benefit obligation in excess of
 plan assets...............................      70.7       19.9        137.6
Unrecognized prior service cost............      (7.4)       (.7)        15.4
Unrecognized transition
 asset/(obligation)........................      (2.2)       (.8)
Unrecognized net actuarial
 gain/(loss)...............................       5.3       (1.0)        16.2
                                               -------     ------      -------
Accrued benefit liability..................    $ 66.4      $17.4       $169.2
                                               =======     ======      =======


The aggregate projected benefit obligation, aggregate accumulated benefit obligation, and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $98.1 million, $84.5 million and $45.3 million, respectively, as of June 30, 1999, and $65.6 million, $53.7 million and $9.7 million, respectively, as of June 30, 1998.

The components of net periodic defined benefit pension costs and net periodic U.S. postretirement healthcare benefit costs are as follows (in millions):


                                                             1999
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                              --------    --------    ---------
Service cost...............................    $17.6       $ 4.5       $ 3.4
Interest cost..............................     30.5         4.0         9.4
Expected return on plan assets.............    (33.7)       (3.6)
Amortization of prior service cost.........      1.2          .1        (1.5)
Amortization of transition
(asset)/obligation.........................       .9          .1
Recognized net actuarial (gain)/loss.......      (.2)        (.1)        (.2)
Curtailments...............................
Special termination benefits...............      2.3
                                               ------      ------      ------
Net periodic benefit costs.................    $18.6       $ 5.0       $11.1
                                               ======      ======      ======

                                                             1998
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                              --------    --------    ---------
Service cost...............................    $15.9       $ 5.3       $ 3.1
Interest cost..............................     31.4         3.4        10.0
Expected return on plan assets.............    (32.6)       (2.8)
Amortization of prior service cost.........      1.2          .1        (1.4)
Amortization of transition
 (asset)/obligation........................       .9          .1
Recognized net actuarial (gain)/loss.......      (.3)        (.1)        (.4)
Curtailments...............................      (.1)        (.2)       (1.4)
Special termination benefits...............      7.8
                                               ------      ------      ------
Net periodic benefit costs.................    $24.2       $ 5.8       $ 9.9
                                               ======      ======      ======

                                                             1997
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                              --------    --------    ---------
Service cost...............................    $20.8       $ 3.3       $ 5.2
Interest cost..............................     32.9         2.9        11.6
Expected return on plan assets.............    (31.4)       (2.1)
Amortization of prior service cost.........      1.9          .1          .2
Amortization of transition
 (asset)/obligation........................      1.2          .1
Recognized net actuarial (gain)/loss.......      1.0         (.1)
Curtailments...............................       .8                    (1.3)
Special termination benefits...............      7.2
                                               ------      ------      ------
Net periodic benefit costs.................    $34.4       $ 4.2       $15.7
                                               ======      ======      ======

Included above and relating to the sale of the chemical additives business in 1999, and included in the gain on sale recorded in discontinued operations in 1999, are special termination benefits of $.1 million and a $.2 million curtailment loss relating to U.S. defined benefit pension plans. Included above and relating to the sale of the catalyst business in 1998, and included in the gain on sale recorded in discontinued operations in 1998, are special termination benefits of $1.2 million, a $.2 million curtailment gain relating to a non-U.S. defined benefit pension plan, and a $1.4 million curtailment gain relating to U.S. postretirement healthcare benefit plans. Included above and relating to the sale of the animal health segment in 1997, and included in the loss on sale recorded in discontinued operations in 1997, are special termination benefits of $6.2 million, a $.8 million curtailment loss relating to U.S. defined benefit pension plans, and a $1.3 million curtailment gain relating to U.S. postretirement healthcare benefit plans. Special termination benefits include charges relating to employee headcount reduction programs in 1999, 1998 and 1997 of $2.2 million, $6.3 million and $1.0 million, respectively.

The weighted-average assumptions as of each year end used in accounting for the defined benefit pension plans and the U.S.
postretirement healthcare benefit plans follow:


                                                        JUNE 30, 1999
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                              --------    --------    ---------
Discount rate..............................    7.25%       5.10%       7.25%
Expected long-term rate of return
 on plan assets............................    9.50%       6.29%
Compensation increase rate.................    4.54%       2.85%       5.00%

                                                        JUNE 30, 1998
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                             --------    --------    ---------
Discount rate..............................    7.00%       5.69%       7.00%
Expected long-term rate of return
 on plan assets............................    9.50%       6.76%
Compensation increase rate.................    4.50%       2.97%       5.00%

                                                        JUNE 30, 1997
                                              ---------------------------------
                                                Pension Benefits
                                              --------------------     Other
                                                U.S.      Non-U.S.    Benefits
                                             --------    --------    ---------
Discount rate..............................    8.00%       6.47%       8.00%
Expected long-term rate of return
 on plan assets............................    9.50%       7.21%
Compensation increase rate.................    5.00%       3.15%       5.00%


For measurement purposes, annual rates of increase in the per capita cost of covered healthcare benefits of 7.5 percent and 8.0 percent were assumed for 2000 and 1999, respectively, gradually declining to
4.75 percent for 2006 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans for retired employees. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on 1999 service and interest cost and the accumulated postretirement benefit obligation at June 30, 1999 (in millions):


                                           One-Percentage-     One-Percentage-
                                            Point Increase      Point Decrease
                                           ---------------     ----------------
Effect on total of service and
 interest cost components of net
 periodic postretirement healthcare
 benefit costs...........................        $1.2               $(1.1)
Effect on accumulated postretirement
 benefit obligation for healthcare
 benefits................................         9.8                (8.9)


The net actuarial gain/loss in excess of 10% of the greater of the benefit obligation and the fair value of plan assets, the prior service cost and the transition asset/obligation are being amortized on a straight-line basis over the average remaining service period of active participants at the date established.

Defined contribution pension and investment plan expense for 1999, 1998 and 1997 was $12.1 million, $12.6 million and $12.5 million, respectively. Expenses related to the plans consist primarily of Company contributions, which include discretionary amounts determined on an annual basis for certain investment plans.

The pension and postretirement healthcare benefit plan information presented above includes related amounts for the businesses sold in 1999, 1998 and 1997, except for 1997 pension expense, assets and liabilities of non-U.S. animal health segment pension plans and the accrued postretirement benefit cost of certain active animal health segment employees which were assumed by the buyer. Mallinckrodt retained all pension assets and liabilities relating to the frozen pension benefits of U.S. employees of the businesses sold in 1999, 1998 and 1997.

NOTE 15 - COMPREHENSIVE INCOME

The accumulated balances, net of taxes, related to each component of other comprehensive loss were as follows:

                                                                 Accumulated
                                    Foreign       Unrealized         Other
                                    Currency     Gains (Losses)  Comprehensive
                                   Translation   on Securities       Loss
                                   -----------   --------------  -------------
Balance at June 30, 1996........    $(14.8)         $ (.5)          $ (15.3)
Other comprehensive
 income (loss)..................     (35.2)            .6             (34.6)
                                    -------         ------          --------
Balance at June 30, 1997........     (50.0)            .1             (49.9)
Other comprehensive loss........     (21.1)          (1.6)            (22.7)
                                    -------         ------          --------
Balance at June 30, 1998........     (71.1)          (1.5)            (72.6)
Other comprehensive loss........     (28.7)          (3.8)            (32.5)
                                    -------         ------          --------
Balance at June 30, 1999........    $(99.8)         $(5.3)          $(105.1)
                                    =======         ======          ========

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The change in foreign currency translation during 1997 was net of a $9.3 million translation loss included in discontinued operations and related to the divestiture of Fries & Fries, Inc. and the sale of the animal health segment.

The change in unrealized gains (losses) on securities during 1998 included reclassification adjustments of $.2 million of losses realized from the sale of securities with no tax benefit. The tax effects on the components of other comprehensive income (loss) for 1999, 1998 and 1997 were benefits of $2.3 million, $.9 million and zero, respectively.

NOTE 16 - CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 1999, of par value $100, 4 percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 per share. During the three years ended June 30, 1999, the number of issued and outstanding shares did not change. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during the three years ended June 30, 1999.

In February 1999, the Company's Board of Directors approved the redemption of the Company's non-voting common stock purchase rights at the redemption price of five cents per right effective March 15, 1999.

The Company has 9,114,393 common shares reserved at June 30, 1999 for exercise of stock options and granting of stock awards.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 39.8 million shares. Changes in the number of shares of common stock issued and in treasury were as follows:

<CAPTION



                                          1999          1998          1997
                                       ----------    ----------    ----------
Common stock issued..............      87,124,773    87,124,773    87,124,773
Treasury common stock:
  Balance, beginning of year.....      13,950,122    14,852,331    12,844,205
  Stock options exercised........        (244,019)     (614,320)   (1,143,868)
  Purchased......................       2,955,200       241,753     3,654,995
  Issuance of stock related to
   an acquisition................                                    (503,001)
  Stock awards...................          (7,806)     (256,903)
  401(k) employer matching
   contribution..................        (231,413)     (272,739)
                                       -----------   -----------   -----------
  Balance, end of year...........      16,422,084    13,950,122    14,852,331
                                       -----------   -----------   -----------
Common stock outstanding,
 end of year.....................      70,702,689    73,174,651    72,272,442
                                       ===========   ===========   ===========

NOTE 17 - STOCK PLANS

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

The pro forma information regarding net earnings and earnings per share required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         1999       1998      1997
                                        ------     ------    ------
Risk free interest rate..............    5.75%      5.95%     6.32%
Expected dividend yield of stock.....    1.84%      1.58%     1.53%
Expected volatility of stock.........    22.3%      23.8%     25.4%
Expected life of option (years)......     4.6        4.6       4.5

The weighted-average fair values of options granted during 1999, 1998 and 1997 were $6.35, $9.39 and $11.09, respectively.

The estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in millions, except per share amounts):

                                         1999       1998       1997
                                       --------   --------   --------
Net earnings (loss):
 As reported........................    $196.2    $(204.4)    $190.1
 Pro forma..........................     187.1     (215.3)     183.6
Earnings (loss) per share:
 As reported........................    $ 2.72    $ (2.81)    $ 2.53
 Pro forma..........................      2.60      (2.96)      2.44

A summary of the Company's stock option activity and related information follows:


                                                          1999
                                              ----------------------------
                                                Number      Weighted-Avg.
                                              of Options    Exercise Price
                                              ----------    --------------
Outstanding-beginning of year..............    7,218,226        $34.04
Granted....................................    1,921,417         26.28
Exercised..................................     (244,019)        21.17
Canceled...................................     (782,495)        35.95
                                              -----------
Outstanding-end of year....................    8,113,129         32.49
                                              ===========
Exercisable at end of year.................    5,265,282         34.04
Reserved for future option grants..........      933,984


                                                          1998
                                              ----------------------------
                                                Number      Weighted-Avg.
                                              of Options    Exercise Price
                                              ----------    --------------
Outstanding-beginning of year..............    5,821,316        $32.96
Granted....................................    2,601,227         35.68
Exercised..................................     (614,320)        29.40
Canceled...................................     (589,997)        35.44
                                              -----------
Outstanding-end of year....................    7,218,226         34.04
                                              ===========
Exercisable at end of year.................    4,394,493         32.64
Reserved for future option grants..........    2,768,000

                                                          1997
                                              ----------------------------
                                                Number      Weighted-Avg.
                                              of Options    Exercise Price
                                              ----------    --------------
Outstanding-beginning of year..............    6,262,753        $31.54
Granted....................................    1,118,170         38.54
Exercised..................................   (1,143,868)        29.60
Canceled..................................      (415,739)        35.77
                                              -----------
Outstanding-end of year...................     5,821,316         32.96
                                              ===========
Exercisable at end of year................     4,275,547         31.40
Reserved for future option grants.........     1,939,615


Outstanding stock options will expire over a period ending no later than June 14, 2009. The average exercise price of outstanding stock options at June 30, 1999 was based on an aggregate exercise price of approximately $264 million. The weighted-average remaining contractual life of outstanding stock options is 6.6 years. Further breakdown of outstanding stock options by price range follows:

                       Options Currently Outstanding
                -----------------------------------------------
                   Number      Weighted-Avg.     Weighted-Avg.
  Price Range    of Options    Exercise Price    Remaining Life
--------------  -----------    --------------    --------------
$16.16 - 29.98   2,865,879        $26.13              7.01
$30.13 - 34.79   1,176,773         33.64              5.89
$35.01 - 44.47   4,070,477         36.63              6.55

                     Options Exercisable
                 ----------------------------
                   Number      Weighted-Avg.
  Price Range    of Options    Exercise Price
--------------  -----------    --------------
$16.16 - 29.98   1,112,096        $26.42
$30.13 - 34.79   1,077,673         33.79
$35.01 - 44.47   3,075,513         36.88

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL DATA

Upon adoption of SFAS 131, the Company segregated its operations into three reportable segments: Respiratory, Imaging and Pharmaceuticals. The Company's reportable segments are business units that offer different products and services and are managed separately, because each business requires different manufacturing, technology and marketing strategies.

The Respiratory segment develops, manufactures and sells products that help diagnose, monitor and treat respiratory disorders. Respiratory products include anesthesia and respiratory devices; oximetry, including monitors and sensors; critical care and portable ventilators; medical gas, oxygen therapy and asthma management; sleep diagnostic and therapy; blood analysis products; and maintenance services. The Respiratory segment's products are purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and are marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, physicians' offices, clinics, ambulatory care settings, and the growing home market. These products are sold in the major markets of the world principally through a direct sales force, assisted by clinical consultants and specialists, corporate account managers, and distributors in the United States and internationally.

The Imaging segment manufactures, sells and distributes products used in radiology, cardiology and nuclear medicine. Radiology and cardiology products include x-ray contrast media (ionic and nonionic), ultrasound contrast agents, magnetic resonance imaging (MRI) agents, and catheters for use in diagnosis and therapy. These products are marketed throughout the world through a direct sales force and distributors. Nuclear medicine products consist of radiopharmaceuticals used to provide images of numerous body organs, anatomy and function, and to diagnose and treat diseases. Nuclear medicine products are sold in the U.S. by a direct sales force and distributed both directly and through a nationwide network of nuclear pharmacies. Internationally, nuclear medicine products are marketed through a direct sales force and distributors.

The Pharmaceuticals segment includes analgesics such as acetaminophen
(APAP) used to control pain and fever; codeine salts, morphine and other opium based narcotics and synthetic narcotics used to treat pain and coughs; and peptides which are used in many new pharmaceuticals. Other Pharmaceuticals' products include laboratory chemicals used in analysis and microelectronic chemicals used in the semiconductor industry; magnesium stearate for use as a tableting aid in pharmaceuticals; potassium chloride for use as a potassium supplement in pharmaceuticals and nutritionals; and other salts, chemicals and reagents used in the production of pharmaceutical and food products. The Pharmaceuticals products are sold primarily through distributors and by a direct sales force to the pharmaceutical industry for use in the manufacture of dosage form drugs. Narcotic prescription chemicals are sold directly to pharmaceutical manufacturers, and pharmaceutical dosage products are sold directly to drug wholesalers and chain pharmacies, while opiate addiction products are sold primarily to clinics. Laboratory chemical products, which include thousands of high-purity reagent chemicals used in research and development and analytical laboratories, are sold primarily through distributors to medical, industrial, educational and governmental laboratories. A direct sales force is used to offer microelectronic chemicals and photoresist strippers to semi-conductor chip producers worldwide.

The Company evaluates performance and allocates resources based upon operating earnings. Operating earnings of a business segment represents revenues less all operating expenses and does not include interest and corporate expense. Identifiable segment assets are those identified as directly attributable to a segment's operations and primarily include accounts receivable, inventory, property, plant and equipment, intangible assets and goodwill.

The accounting policies of the reportable segments are the same as those described in Note 1.

The following information by segment is as of and for the years ended June 30 (in millions):

                           Respiratory    Imaging    Pharmaceuticals    Total
                           -----------    -------    ---------------  ---------
1999
----
Net sales...............    $1,143.7      $776.4          $661.1       $2,581.2
Depreciation expense....        48.2        41.8            38.1          128.1
Amortization expense....        68.9         8.1             7.5           84.5
Operating earnings......       140.1       119.3           103.3          362.7
Identifiable segment
 assets.................     2,181.0       730.6           668.8        3,580.4
Expenditures for
 property, plant and
 equipment..............        39.5        34.9            41.5          115.9

1998
----
Net sales...............       990.5       760.3           616.2        2,367.0
Depreciation expense....        45.2        34.3            31.9          111.4
Amortization expense....        59.0         9.1             7.2           75.3
Operating earnings......       102.2       123.8            83.2          309.2
Identifiable segment
 assets.................     2,310.0       725.2           643.4        3,678.6
Expenditures for
 property, plant and
 equipment..............        49.7        48.6            41.2          139.5

1997
----
Net sales...............       321.1       801.8           575.2        1,698.1
Depreciation expense....        22.5        32.2            32.5           87.2
Amortization expense....        12.3        10.6             6.8           29.7
Operating earnings......        75.9       163.9            82.4          322.2
Identifiable segment
 assets.................       451.8       750.1           658.7        1,860.6
Expenditures for
 property, plant and
 equipment..............        18.1        39.1            42.9          100.1

Reconciliations of operating earnings for reportable segments to earnings from continuing operations before income taxes as reported in the Consolidated Statements of Operations and a reconciliation of identifiable segment assets to total assets as reported in the Consolidated Balance Sheets follow (in millions):


                                         As of and for the Year Ended June 30,
                                         -------------------------------------
                                           1999           1998          1997
                                         --------       --------      --------
Total operating earnings for
 reportable segments.................    $  362.7       $  309.2      $  322.2
Corporate expense....................       (24.8)         (22.9)        (24.7)
Acquisition-related charges..........                     (380.7)
Integration-related charges..........                      (68.6)
                                         ---------      ---------     ---------
Consolidated operating
 earnings (loss).....................       337.9         (163.0)        297.5
Interest and other nonoperating
 income, net.........................         1.5           14.8          22.0
Interest expense.....................       (85.0)        (101.8)        (48.0)
                                         ---------      ---------     ---------
Earnings (loss) from continuing
 operations before income taxes......    $  254.4       $ (250.0)     $  271.5
                                         =========      =========     =========

Identifiable segment assets..........    $3,580.4       $3,678.6      $1,860.6
Other assets.........................        77.0          177.3         990.0
Discontinued operations..............                       17.2         124.8
                                         ---------      ---------     ---------
Total assets.........................    $3,657.4       $3,873.1      $2,975.4
                                         =========      =========     =========

Corporate items not associated
 with identifiable segments:
   Depreciation expense.............     $    2.5       $    2.9      $    3.0
   Expenditures for property,
    plant and equipment.............          1.0            3.2           4.3


On August 28, 1997, the Company acquired Nellcor. The acquisition was accounted for under the purchase method of accounting. The purchase price of the Nellcor acquisition was approximately $1.9 billion and was allocated to the assets acquired and liabilities assumed based upon generally accepted accounting principles and estimated fair values at the date of acquisition. Purchased research and development, an identifiable intangible asset, of $306.3 million was charged to continuing operations in the first quarter of 1998. The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings from continuing operations before income taxes by $74.4 million. In addition, the Company recorded pretax integration-related charges of $68.6 million in 1998. See Note 2 for additional information.

Net sales in the U.S. based upon location of the customers were $1.74 billion, $1.59 billion and $1.08 billion for 1999, 1998 and 1997, respectively. The U.S. represents 68 percent, 67 percent and 64 percent of total net sales for 1999, 1998 and 1997, respectively. No other individual country had revenues representing 10 percent or more of total net sales during this three-year period.

Property, plant and equipment, net located in the U.S. were $676 million, $688 million and $560 million for 1999, 1998 and 1997, respectively. The U.S. represents 78 percent, 77 percent and 76 percent of the total property, plant and equipment for 1999, 1998 and 1997, respectively. No other individual country had property, plant and equipment, net representing 10 percent or more of this asset category during this three-year period.

In July 1996, Mallinckrodt began supplying Premier with x-ray contrast media under a five-year contract. Subsequently, Mallinckrodt entered into a sole-source agreement to supply Premier hospital and healthcare facilities with tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,800 hospital and healthcare facilities are provided incentives to use Mallinckrodt products. Effective July 1, 1999, the corporate agreement was extended through December 31, 2006. In addition, the new agreement with the inclusion of Nellcor products now covers almost all Respiratory and Imaging segment products. For 1999, 1998 and 1997, net sales to hospital and healthcare facilities under the Premier agreement represented approximately 13 percent, 13 percent and 9 percent, respectively, of consolidated net sales. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 1999.

NOTE 19 - COMMITMENTS

The Company leases office space, data processing equipment, land, buildings, and machinery and equipment. Rent expense for continuing operations in 1999, 1998 and 1997 related to operating leases was $32.1 million, $31.5 million and $20.2 million, respectively. Minimum rent commitments for continuing operations at June 30, 1999 under operating leases with an initial or remaining noncancelable period exceeding one year follow:

                                                              After
(In millions)    2000     2001     2002     2003     2004     2004     Total
                ------   ------   ------   ------   ------   ------   -------
                $ 25.0   $ 19.3   $ 14.4   $ 11.2   $ 9.9    $ 33.4   $113.2


NOTE 20 - CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In one such matter, German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH, in the fall of 1997. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law.

The Company has recognized the costs and associated liabilities only for those investigations, claims and legal proceedings for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental investigations or remediations and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at June 30, 1999 and 1998, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. The Company previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites for matters that meet the policy set forth above. Related accruals at June 30, 1999 and 1998 of $128.8 million and $129.2 million, respectively, are included in current accrued liabilities and other noncurrent liabilities and deferred credits.

QUARTERLY RESULTS
(In millions, except per share amounts)

FISCAL 1999
                                        Quarter (Unaudited)
                              -------------------------------------
                                First    Second    Third    Fourth      Year
                              --------  --------  -------  --------   ---------
Net sales..................   $ 591.2    $636.7   $675.0    $678.3    $2,581.2
Gross margins..............     272.9     289.0    315.9     323.5     1,201.3
Earnings from
 continuing operations.....      31.7      35.1     54.1      52.0       172.9
Discontinued operations....      22.6                           .7        23.3
                              --------   -------  -------   -------   ---------
Net earnings...............      54.3      35.1     54.1      52.7       196.2
Preferred stock dividends..       (.1)      (.1)     (.1)      (.1)        (.4)
                              --------   -------  -------   -------   ---------
Available for common
 shareholders..............   $  54.2    $ 35.0   $ 54.0    $ 52.6    $  195.8
                              ========   =======  =======   =======   =========

Basic earnings per common
 share:
  Earnings from
   continuing operations...   $   .43    $  .49   $  .76    $  .73    $   2.41
  Discontinued operations..       .31                          .01         .32
                              --------   -------  -------   -------   ---------
  Net earnings.............   $   .74    $  .49   $  .76    $  .74    $   2.73
                              ========   =======  =======   =======   =========

Diluted earnings per
 common share:
  Earnings from continuing
   operations..............   $   .43    $  .49   $  .75    $  .73    $   2.40
  Discontinued operations..       .31                          .01         .32
                              --------   -------  -------   -------   ---------
  Net earnings.............   $   .74    $  .49   $  .75    $  .74    $   2.72
                              ========   =======  =======   =======   =========


In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The transaction resulted in a $37.0 million gain on sale, $23.3 million net of taxes, which was included in discontinued operations. Earnings from operations were zero for the one month of operations.

QUARTERLY RESULTS
(In millions, except per share amounts)

FISCAL 1998
                                        Quarter (Unaudited)
                              -------------------------------------
                                First    Second    Third    Fourth      Year
                              --------  --------  -------  --------   ---------
Net sales..................   $ 454.6    $607.3   $649.8    $655.3    $2,367.0
Gross margins..............     178.8     211.5    305.2     302.7       998.2
Earnings (loss) from
 continuing operations.....    (290.9)    (19.4)    31.9      10.0      (268.4)
Discontinued operations....                14.5     (4.0)     61.9        72.4
Cumulative effect of
 accounting change.........      (8.4)                                    (8.4)
                              --------   -------  -------   -------   ---------
Net earnings (loss)........    (299.3)     (4.9)    27.9      71.9      (204.4)
Preferred stock dividends..       (.1)      (.1)     (.1)      (.1)        (.4)
                              --------   -------  -------   -------   ---------
Available for common
 shareholders..............   $(299.4)   $ (5.0)  $ 27.8    $ 71.8    $ (204.8)
                              ========   =======  =======   =======   =========

Basic earnings per common
 share:
  Earnings (loss) from
   continuing operations...   $ (4.02)   $ (.27)  $  .44    $  .13    $  (3.69)
  Discontinued operations..                 .20     (.06)      .85         .99
  Cumulative effect of
   accounting change.......      (.11)                                    (.11)
                              --------   -------  -------   -------   ---------
  Net earnings (loss)......   $ (4.13)   $ (.07)  $  .38    $  .98    $  (2.81)
                              ========   =======  =======   =======   =========

Diluted earnings per
 common share:
  Earnings (loss) from
   continuing operations...   $ (4.02)   $ (.27)  $  .43    $  .13    $  (3.69)
  Discontinued operations..                 .20     (.05)      .85         .99
  Cumulative effect of
   accounting change.......      (.11)                                    (.11)
                              --------   -------  -------   -------   ---------
  Net earnings (loss)......   $ (4.13)   $ (.07)  $  .38    $  .98    $  (2.81)
                              ========   =======  =======   =======   =========

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

The sale of Nellcor inventories, which were stepped up to fair value in connection with the allocation of purchase price, decreased earnings by $75.4 million, $46.7 million net of taxes for 1998. After-tax charges to the Respiratory segment, which are included in earnings (loss) from continuing operations, were $11.5 million and $34.6 million for the first and second quarters, respectively. After-tax charges to discontinued operations related to the Aero Systems division were $.2 million and $.4 million for the first and second quarters, respectively.

Costs of exiting certain activities related to Mallinckrodt operations plus integration costs of the combined Mallinckrodt and Nellcor operations were $68.6 million, $46.4 million net of taxes. The after-tax charge increased the loss from continuing operations in the second quarter by $4.3 million, and reduced earnings from continuing operations by $8.3 million and $33.8 million in the third and fourth quarters, respectively. See the Exit Activities and Restructuring Charges section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

The Company sold certain chemical additive product lines in the second quarter of 1998, and recorded a gain on sale, net of taxes, of $8.7 million. In the fourth quarter, the Company sold its catalyst business and Aero Systems division. The catalyst sale resulted in a gain, net of taxes, of $60.2 million. No gain or loss was recognized on sale of the Aero Systems division. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The net gain on sale of these businesses and their results of operations were reclassified to discontinued operations in the fourth quarter of 1998 and previously reported 1998 quarterly financial information was restated at that time. See the Discontinued Operations section of Note 2 of the Notes to Consolidated Financial Statements for additional disclosure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors of the registrant, see pages 2 through 7, and 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999. For information concerning executive officers of the registrant, see Part I Item 4 of this report and page 11, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning executive compensation, see pages 6 and 7, 10 and 11, and 19 through 29, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see pages 8 through 10, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see page 7, incorporated herein by reference, of Mallinckrodt's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1999.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and
       Exhibits

(1)(2) See index on page 63 for a listing of financial statements and financial statement schedules filed with this report.

(3)    Exhibits filed with this report.

Exhibit
Number                          Description
-------  -------------------------------------------------------------

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

3.1(b) Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 16, 1996 (incorporated herein by reference to Exhibit 3.3 to September 30, 1996 Form 10-Q)

3.1(c) Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 30, 1998 (incorporated herein by reference to Exhibit 3.1(c) to December 31, 1998 Form 10-
         Q)

3.2 By-Laws of Mallinckrodt as amended through August 17, 1999 (filed with this electronic submission)

4.1      Form 8-A Registration Statement under Section 12 of the
         Securities Exchange Act of 1934, dated April 10, 1987
         defining the rights of holders of Mallinckrodt's 4%
         Cumulative Preferred Stock and Common Stock
         (incorporated herein by reference to Exhibit 4.6 to 1989 Form 10-K, Commission File No. 1-483)

4.2 Indenture dated as of March 15, 1985, as amended and restated as of February 15, 1995, between Mallinckrodt and First Trust of New York, National Association (incorporated herein by reference to Exhibit 4.1 to Form S-3 Registration Statement No. 33-57821)

4.3 The Company hereby agrees to file on request of the Commission a copy of all instruments not otherwise filed with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of securities authorized under such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis

10.1     Form of Executive Life Insurance Plan Participation
         Agreement, as entered into with the Company's executive officers and certain other key employees (1) (incorporated herein by reference to Exhibit 10.24 to 1996 Form 10-K)

10.2 Restated Mallinckrodt Executive Long-Term Disability Plan effective January 1, 1987 (1) (incorporated herein by reference to Exhibit 10.3 to 1989 Form 10-K, Commission File No. 1-483)

10.3(a)  Supplemental Benefit Plan for Participants in the
         Mallinckrodt Retirement Plan as amended and restated effective January 1, 1980 (1) (incorporated herein by reference to Exhibit 10.6(a) to 1989 Form 10-K, Commission File No. 1-483)

10.3(b) Amendment No. 1 dated June 20, 1989 to Supplemental Benefit Plan for Participants in the Retirement Plan for Salaried Employees of Mallinckrodt (1) (incorporated herein by reference to Exhibit 10.6(b) to 1989 Form 10-K, Commission File No. 1-483)

10.3(c) Amendment No. 2 dated April 20, 1990 to Supplemental Benefit Plan for Participants in the Mallinckrodt Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1990 Form 10-K, Commission File No. 1-483)

10.4(a) Mallinckrodt Supplemental Executive Retirement Plan restated effective April 19, 1988 (1) (incorporated herein by reference to Exhibit 10.7(a) to 1989 Form 10-K, Commission File No. 1-483)

10.4(b) Amendment No. 1 effective December 6, 1989, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.7(c) to 1990 Form 10-K, Commission File No. 1-483)

10.4(c) Amendment No. 2 effective April 19, 1996, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1996 Form 10-K)

10.5 Supplemental Executive Retirement and Supplemental Life Plan of Mallinckrodt Inc. effective July 15, 1984 (1)
         (incorporated herein by reference to Exhibit 10.20 to 1989 Form 10-K, Commission File No. 1-483)

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

10.7(b) Amendment No. 1 to the Mallinckrodt 1973 Stock Option and Award Plan dated June 19, 1991 (1) (incorporated herein by reference to Form S-8 Registration Statement No. 33-43925)

10.8(a) Mallinckrodt 1981 Stock Option Plan as amended through April 19, 1988 (1) (incorporated herein by reference to Post-
         Effective Amendment No. 3 to Form S-8 Registration Statement
         No. 2-80553)

10.8(b) Amendment to the 1981 Stock Option Plan effective February 15, 1989 (1) (incorporated herein by reference to Exhibit 10.12(b) to 1989 Form 10-K, Commission File No. 1-483)

10.8(c) Amendment to the 1981 Stock Option Plan effective June 19, 1991 (1) (incorporated herein by reference to Exhibit
         10.12(c) to 1991 Form 10-K, Commission File No. 1-483)

10.9(a) Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit 10.30 to 1988 Form 10-K, Commission File No. 1-483)

10.9(b) Amendments to Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit
         10.12(b) to 1996 Form 10-K)

10.10    Agreement of Trust dated August 16, 1996, between
         Mallinckrodt and Wachovia Bank of North Carolina, N.A. (1) (incorporated herein by reference to Exhibit 10.13 to 1996 Form 10-K)

10.11(a) Corporate Staff Employee Severance and Benefit Assurance
         Policy (1) (incorporated herein by reference to Exhibit 10.33 to 1988 Form 10-K, Commission File No. 1-483)

10.11(b) Mallinckrodt Inc. Corporate Staff Change in Control Severance
         Plan (1) (incorporated herein by reference to Exhibit
         10.14(b) to 1996 Form 10-K)

10.12 Form of Severance Agreement, as entered into with the Company's executive officers and certain other key employees
         (1) (incorporated herein by reference to Exhibit 10.23 to 1996 Form 10-K)

10.13 Mallinckrodt Directors Retirement Services Plan as amended and restated effective April 21, 1993 (1) (incorporated herein by reference to Exhibit 10.10 to 1993 Form 10-K)

10.14 Mallinckrodt Directors' Stock Option Plan effective October 17, 1990 (1) (incorporated herein by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 33-40246)

10.15 Consulting Agreement with Ronald G. Evens, M.D., for the period from August 1, 1998 through December 31, 1999 (1)
         (filed with this electronic submission)

10.16(a) Deferral Election Plan for Non-Employee Directors, effective
         June 30, 1994 (1) (incorporated herein by reference to
         Exhibit 10.29 to 1994 Form 10-K)

10.16(b) Amendment of Deferral Election Plan for Non-Employee
         Directors, effective February 15, 1995 (1) (incorporated herein by reference to Exhibit 10.22(b) to 1995 Form 10-K)

10.17 Directors Stock Award Plan of Mallinckrodt Inc., effective October 15, 1997 (1) (incorporated herein by reference to Appendix A to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.18 The Mallinckrodt Inc. Equity Incentive Plan, effective April 16, 1997 (1) (incorporated herein by reference to Appendix B to Definitive Proxy Statement (Schedule 14A) for the
         Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.19 Executive Incentive Compensation Plan for fiscal 1999 (1) (incorporated herein by reference to Exhibit 10.29 to September 30, 1998 Form 10-Q)

10.20 Executive Incentive Compensation Plan for fiscal 2000 (1) (filed with this electronic submission)

10.21 Amended and Restated Credit Agreement dated as of September 12, 1997, among Mallinckrodt, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administration Agent, Goldman Sachs Credit Partners L.P. and Citibank, N.A. as Co-Syndication Agents, and Citibank, N.A., Goldman Sachs Credit Partners L.P., and NationsBank, N.A., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.24 to September 30, 1997 Form 10-Q)

21 Subsidiaries of the Registrant (filed with this electronic submission)

23.1 Consent of Ernst & Young LLP (filed with this electronic submission)

27       Financial data schedule for the year ended June 30, 1999
         (filed with this electronic submission)
--------------------------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

- Report dated April 29, 1999 under Item 5 regarding the transfer of the manufacture of OPTISON* from Molecular Biosystems, Inc. (MBI) to Mallinckrodt, and the extension of Mallinckrodt's responsibility for funding clinical trials.

- Report dated May 18, 1999 under Item 5 regarding Mallinckrodt outlook for fiscal 2000.

- Report dated June 17, 1999 under Item 5 regarding Mallinckrodt's victory in patent litigation appeal involving the patient warming business.

-  Report dated June 22, 1999 under Item 5 regarding Board of
   Directors approval of amended Company bylaws.

- Report dated July 22, 1999 under Item 5 regarding Mallinckrodt and Premier Purchasing Partnership signing new corporate agreement.

-  Report dated August 19, 1999 under Item 5 regarding Board of
   Directors approval of amended Company bylaws.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page
                                                            ------
Consolidated Balance Sheets at June 30, 1999 and 1998....     36
For the years ended June 30, 1999, 1998 and 1997:
  Consolidated Statements of Operations..................     35
  Consolidated Statements of Cash Flows........ .........     37
  Consolidated Statements of Changes in
   Shareholders' Equity..................................     38
Notes to Consolidated Financial Statements...............   39-56
Quarterly Results........................................   57-58

--------------------

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

Date:  September 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                     Date
---------                  -----                     ----

/s/ C. RAY HOLMAN        Chief Executive Officer    September 3, 1999
-----------------------   and Director
    C. Ray Holman


/s/ MICHAEL A. ROCCA     Senior Vice President and  September 3, 1999
-----------------------   Chief Financial Officer
    Michael A. Rocca


/s/ DOUGLAS A. MCKINNEY  Vice President and         September 3, 1999
                           Controller
-----------------------  (Chief Accounting Officer)
    Douglas A. McKinney


/s/ RAYMOND F. BENTELE         Director             September 3, 1999
-----------------------
    Raymond F. Bentele


/s/ GARETH C. C. CHANG         Director             September 3, 1999
-----------------------
    Gareth C. C. Chang


/s/ WILLIAM L. DAVIS           Director             September 3, 1999
-----------------------
    William L. Davis


/s/ RONALD G. EVENS            Director             September 3, 1999
-----------------------
    Ronald G. Evens


/s/ ROBERTA S. KARMEL          Director             September 3, 1999
-----------------------
    Roberta S. Karmel


/s/ CLAUDINE B. MALONE         Director             September 3, 1999
-----------------------
    Claudine B. Malone


/s/ BRIAN M. RUSHTON           Director             September 3, 1999
-----------------------
    Brian M. Rushton


/s/ DANIEL R. TOLL             Director             September 3, 1999
-----------------------
    Daniel R. Toll


/s/ ANTHONY VISCUSI            Director             September 3, 1999
-----------------------
    Anthony Viscusi