Form 10-Q
period 1999-09-30
MALLINCKRODT INC /MO
filed 1999-11-09
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                    -------------------------------
                               FORM 10-Q

        X
       ---  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

                      -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 69,579,277 shares as of October 31, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The accompanying interim condensed consolidated financial statements of Mallinckrodt Inc. (the Company or Mallinckrodt) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in Mallinckrodt's Annual Report on Form 10-K for the year ended June 30, 1999, are unaudited but include all adjustments which Mallinckrodt's management considers necessary for a fair presentation of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year were reclassified to conform to the current year presentation.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                            Three Months Ended
                                                September 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------

Net sales...............................   $ 614.1        $ 591.9

Operating costs and expenses:
  Cost of goods sold....................     337.1          318.3
  Selling, general and administrative
   expenses.............................     170.4          173.1
  Research and development expenses.....      33.1           33.9
                                           --------       --------
Total operating costs and expenses......     540.6          525.3
                                           --------       --------

Operating earnings......................      73.5           66.6
Interest and other nonoperating
 income, net............................       1.2             .9
Interest expense........................     (19.3)         (20.6)
                                           --------       --------

Earnings from continuing operations
 before income taxes....................      55.4           46.9
Income tax provision....................      17.7           15.2
                                           --------       --------

Earnings from continuing operations.....      37.7           31.7
Discontinued operations.................                     22.6
                                           --------       --------

Net earnings............................      37.7           54.3
Preferred stock dividends...............       (.1)           (.1)

                                           --------       --------
Available for common shareholders.......   $  37.6        $  54.2
                                           ========       ========

Basic earnings per common share:
  Earnings from continuing operations...   $   .53        $   .43
  Discontinued operations...............                      .31
                                           --------       --------
  Net earnings                             $   .53        $   .74
                                           ========       ========

Diluted earnings per common share:
  Earnings from continuing operations...   $   .53        $   .43
  Discontinued operations...............                      .31
                                           --------       --------
  Net earnings..........................   $   .53        $   .74
                                           ========       ========

Dividends declared and paid per
 common share...........................   $  .165        $  .165
                                           ========       ========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 6.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                         September 30,     June 30,
                                             1999            1999
                                         -------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............    $   26.3       $   32.7
  Trade receivables, less allowances
   of $20.4 at September 30 and
   $17.9 at June 30....................       459.4          490.9
  Inventories..........................       547.4          530.3
  Deferred income taxes................        78.0           54.7
  Other current assets.................        59.6           61.3
                                           ---------      ---------
Total current assets...................     1,170.7        1,169.9

Investments and other noncurrent
 assets, less allowances of $9.5 at
 September 30 and $8.6 at June 30......        81.3           67.2
Property, plant and equipment, net.....       856.5          870.7
Goodwill, net..........................       934.9          942.3
Technology, net........................       330.8          336.4
Other intangible assets, net...........       261.6          266.6
Deferred income taxes..................         4.4            4.3
                                           ---------      ---------
Total assets..........................     $3,640.2       $3,657.4
                                           =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt......................    $  411.9       $  383.8
  Accounts payable.....................       188.8          221.2
  Accrued liabilities..................       419.9          459.5
  Income taxes payable.................       118.8           77.3
  Deferred income taxes................          .9            1.2
                                           ---------      ---------
Total current liabilities..............     1,140.3        1,143.0

Long-term debt, less current
 maturities............................       742.4          742.5
Deferred income taxes..................       359.9          363.0
Postretirement benefits................       167.8          166.5
Other noncurrent liabilities
 and deferred credits..................       163.0          182.0
                                           ---------      ---------
Total liabilities......................     2,573.4        2,597.0
                                           ---------      ---------

Shareholders' equity:
  4 Percent cumulative preferred
   stock...............................        11.0           11.0
  Common stock, par value $1,
   authorized 300,000,000 shares;
   issued 87,124,773 shares............        87.1           87.1
  Capital in excess of par value.......       315.3          314.7
  Reinvested earnings..................     1,214.5        1,188.4
  Accumulated other comprehensive
   loss................................       (94.5)        (105.1)
  Treasury stock, at cost..............      (466.6)        (435.7)
                                           ---------      ---------
Total shareholders' equity.............     1,066.8        1,060.4
                                           ---------      ---------
Total liabilities and shareholders'
 equity................................    $3,640.2       $3,657.4
                                           =========      =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 6.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                            Three Months Ended
                                                September 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------

CASH FLOWS - OPERATING ACTIVITIES
Net earnings............................   $ 37.7          $ 54.3
Adjustments to reconcile net
 earnings to net cash provided (used)
 by operating activities:
  Depreciation..........................     33.9            28.8
  Amortization..........................     21.3            20.9
  Postretirement benefits...............      1.3             1.7
  Gains on asset disposals..............     (3.0)          (37.4)
  Deferred income taxes.................    (26.2)           (7.4)
                                           -------         -------
                                             65.0            60.9

  Changes in operating assets and
   liabilities:
    Trade receivables...................     40.0            41.5
    Inventories.........................    (13.6)          (33.5)
    Other current assets................      2.6             (.8)
    Accounts payable, accrued
     liabilities and income taxes
     payable, net.......................    (29.3)         (112.1)
    Other noncurrent liabilities and
     deferred credits...................    (18.7)            6.0
    Other, net..........................     (4.9)           10.9
                                           -------         -------
Net cash provided (used) by
 operating activities...................     41.1           (27.1)
                                           -------         -------

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures....................    (23.6)          (27.3)
Acquisition spending....................     (1.0)
Proceeds from asset disposals...........     15.7            55.1
Purchase of investments and
 intangible assets......................    (14.8)           (4.2)
                                           -------         -------
Net cash provided (used) by
 investing activities...................    (23.7)           23.6
                                           -------         -------

CASH FLOWS - FINANCING ACTIVITIES
Increase in notes payable...............     24.8            60.5
Payments on long-term debt..............      (.4)            (.2)
Issuance of common stock................      1.0              .3
Acquisition of treasury stock...........    (37.6)          (42.5)
Dividends paid..........................    (11.6)          (12.0)
                                           -------         -------
Net cash provided (used) by
 financing activities...................    (23.8)            6.1
                                           -------         -------

Increase (decrease) in cash
 and cash equivalents...................     (6.4)            2.6
Cash and cash equivalents at
 beginning of period....................     32.7            55.5
                                           -------         -------
Cash and cash equivalents at
 end of period..........................   $ 26.3          $ 58.1
                                           =======         =======

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 6.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year were reclassified to conform to the current year presentation.

1. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes recorded in the quarter ended September 30, 1998. The gain on sale, net of tax, was included in discontinued operations for the quarter ended September 30, 1998. Earnings from operations were zero in the one month of operations during the quarter ended September 30, 1998.

2. The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in millions, except share and per share amounts).

                                              Three Months Ended
                                                  September 30,
                                            ------------------------
                                               1999           1998
                                            ---------      ---------
    Numerator:
      Earnings from continuing
       operations........................    $ 37.7         $ 31.7
      Preferred stock dividends..........       (.1)           (.1)
                                             -------        -------
      Numerator for basic and diluted
       earnings per share--income
       available to common shareholders..    $ 37.6         $ 31.6
                                             =======        =======

    Denominator:
      Denominator for basic earnings
       per share--weighted-average
       shares............................ 70,434,766     72,917,133
      Potential dilutive common
       shares--employee stock options....    445,066         86,766
                                           ----------     ----------
      Denominator for diluted earnings
       per share--adjusted
       weighted-average shares..........  70,879,832     73,003,899
                                          ==========     ==========

    Basic earnings from continuing
     operations per common share........       $ .53          $ .43
                                               =====          =====
    Diluted earnings from continuing
     operations per common share........       $ .53          $ .43
                                               =====          =====

3. Supplemental cash flow information for the three months ended September 30 included:
    (In millions)
                                               1999           1998
                                            ---------      ---------
    Interest paid.......................     $ 25.7         $ 27.7
    Income taxes paid...................        2.0           43.3
    Noncash investing and financing
     activities:
      Assumption of liabilities
       related to acquisitions..........         .3           (1.2)
      Issuance of stock for 401(k)
       employer matching contribution...        6.3            6.0
      Fair value loss adjustment
       to securities....................        (.9)          (3.7)
      Assets acquired through
       capital leases...................                        .1

4.  The components of inventory included the following as of September
    30, 1999:
    (In millions)

    Raw materials and supplies..........                   $ 206.7
    Work in process.....................                      67.0
    Finished goods......................                     273.7
                                                           --------
                                                           $ 547.4
                                                           ========

5. The Company has authorized and issued 100,000 shares, 98,330 outstanding at September 30, 1999, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 2000 and 1999. Shares included in treasury stock were:

                                         September 30,     June 30,
                                             1999            1999
                                         -------------   ------------
    Common stock......................     17,315,217     16,422,084
    4 Percent cumulative
     preferred stock..................          1,670          1,670

6. Total comprehensive income for the three months ended September 30 was as follows:
    (In millions)
                                               1999           1998
                                            ---------      ---------
    Net earnings........................     $ 37.7         $ 54.3
    Other comprehensive income
     (expense):
      Foreign currency translation
       adjustment.......................       11.2           21.2
      Net unrealized loss on
       investment securities............        (.9)          (3.7)
      Tax benefit related to items of
       other comprehensive income.......         .3            1.4
                                             -------        -------
    Other comprehensive income,
     net of tax.........................       10.6           18.9
                                             -------        -------
    Total comprehensive income..........     $ 48.3         $ 73.2
                                             =======        =======

    The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. As of September 30, 1999, the cumulative balances for foreign currency translation adjustment loss and the unrealized loss on investment securities were $88.6 million and $5.9 million, respectively.

7. The Company's operations are principally managed on a product and services basis and are comprised of three reportable segments - Respiratory, Imaging and Pharmaceuticals. The Respiratory products primarily help diagnose, monitor and treat respiratory disorders. The Imaging products are used in radiology, cardiology and nuclear medicine primarily to diagnose disease. The Pharmaceuticals products are used primarily to control pain.

    The Company evaluates performance and allocates resources based upon operating earnings. Operating earnings of a business segment represents revenues less all operating expenses and does not include interest and corporate expense. The accounting policies of the reportable segments are the same as those used to determine consolidated results of operations.
    Net sales and operating earnings by segment are as follows:
    (In millions)

                                            Three Months Ended
                                                September 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------
    Net sales
      Respiratory.......................   $ 263.1        $ 256.2
      Imaging...........................     182.2          183.6
      Pharmaceuticals...................     168.8          152.1
                                           --------       --------
                                           $ 614.1        $ 591.9
                                           ========       ========

    Operating earnings
      Respiratory.......................   $  32.1        $  22.4
      Imaging...........................      23.0           30.7
      Pharmaceuticals...................      24.2           20.5
                                           --------       --------
                                           $  79.3        $  73.6
                                           ========       ========

    Reconciliations of operating earnings for reportable segments to earnings from continuing operations before income taxes as reported in the Condensed Consolidated Statements of Operations follow (in millions):

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------

    Total operating earnings
      for reportable segments...........   $ 79.3          $ 73.6
    Corporate expense...................     (5.8)           (7.0)
                                           -------         -------
    Consolidated operating earnings.....     73.5            66.6
    Interest and other nonoperating
     income, net........................      1.2              .9
    Interest expense....................    (19.3)          (20.6)
                                           -------         -------
    Earnings from continuing
     operations before income taxes.....   $ 55.4          $ 46.9
                                           =======         =======

    Results from operations for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. These seasonal factors tend to favorably impact net sales and operating earnings in the third and fourth quarters.

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

    The Company's subsidiary, Puritan-Bennett Corporation (Puritan-Bennett), is a defendant in an action that was filed on August 29, 1997 and is currently pending in the U.S. District Court for the District of New Mexico. This case relates to a 1996 Asset Purchase Agreement (Agreement) whereby Puritan-Bennett agreed to purchase certain assets of New Mexico Steel. The purchase price of the assets was $1.2 million. Said purchase price was to be adjusted upward or downward based upon post-closing schedules of inventory, accounts receivable and office equipment to be provided by Puritan-Bennett. Plaintiff alleges that Puritan-Bennett breached the Agreement by failing to deliver the post-closing schedules in a timely manner. On September 23, 1999, a jury returned a verdict against Puritan-Bennett and in favor of New Mexico Steel in the amount of $.4 million in compensatory and $5.0 million in punitive damages. With the advice of counsel, the Company believes that the verdict is not supported by the law or the facts of the case and is a product of passion and prejudice on the part of the jury. Based upon all the facts available to management, the Company believes that it is possible but not probable that the jury verdict will be upheld on appeal. The Company intends to vigorously challenge this verdict in post-trial motions with the trial court, and on appeal if necessary.

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

    In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental investigations or remediations and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at September 30, 1999 and June 30, 1999, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. The Company has recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites for matters that meet the policy set forth above. Related accruals at September 30, 1999 and June 30, 1999 of $126.8 million and $128.8 million, respectively, are included in current accrued liabilities and other noncurrent liabilities and deferred credits.

    See Part II, Item 1 "Legal Proceedings" for additional information about legal proceedings involving the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. [1]

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year were reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

RESULTS OF OPERATIONS

Mallinckrodt recorded earnings from continuing operations and net earnings of $37.7 million, or 53 cents per share for the quarter ended September 30, 1999. This is an increase of 19 percent and 23 percent, respectively, from the $31.7 million or 43 cents per share from earnings from continuing operations reported for the first quarter of 1999. Net earnings for the first quarter of 1999 included a gain of $22.6 million, or 31 cents per share on the sale of a chemical additives business, which related to a division reclassified to discontinued operations in 1998.

Net sales for the quarter ended September 30, 1999 were $614.1 million, up 4 percent from the $591.9 million in the same period last year. Sales to customers outside the United States were $196 million or 32 percent of total sales for the first quarter of 2000. Operating earnings for the quarter ended September 30, 1999 were $73.5 million, which is a 10 percent improvement over the same period in 1999.

A comparison of sales and operating earnings follows:
(In millions)

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------
    Net sales
      Respiratory.......................   $ 263.1        $ 256.2
      Imaging...........................     182.2          183.6
      Pharmaceuticals...................     168.8          152.1
                                           --------       --------
                                           $ 614.1        $ 591.9
                                           ========       ========

    Operating earnings
      Respiratory.......................   $  32.1        $  22.4
      Imaging...........................      23.0           30.7
      Pharmaceuticals...................      24.2           20.5
                                           --------       --------
                                           $  79.3        $  73.6
      Corporate expense.................      (5.8)          (7.0)
                                           --------       --------
                                           $  73.5        $  66.6
                                           ========       ========

The Respiratory segment reported sales for the quarter ended September 30, 1999 of $263.1 million or 3 percent greater than the sales recorded for the same period last year. Excluding sales from businesses divested, sales growth was 5 percent. Components of the 5 percent increase were 4 percent volume growth led by volume increase of 13 percent in pulse oximetry, flat pricing and 1 percentage point from the favorable impact of foreign currency changes. Respiratory operating earnings were $32.1 million, compared with $22.4 million in the same quarter last year. The 43 percent increase in earnings reflects the strong performance of pulse oximetry and other higher margin products and a relatively weak performance in the prior year quarter.

--------------------------
[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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

The Imaging segment had sales for the quarter ended September 30, 1999 of $182.2 million or 1 percent below sales in the prior year period of $183.6 million. In spite of 6 percent volume growth in radiopharmaceuticals, sales volume declined 1 percent from 1999 due to lower x-ray contrast media sales and divestiture of a portion of the diagnostic catheter business in August 1999. Pricing remained flat as a result of higher pricing in radiopharmaceuticals offset by a decrease in x-ray contrast media pricing. Operating earnings declined to $23.0 million, compared with $30.7 million last year due primarily to lower sales of x-ray contrast media partially offset by lower operating expenses. Price declines in the x-ray contrast media portion of the business continue and it is probable that this will be a factor impacting subsequent quarters of this fiscal year.

The Pharmaceuticals segment's sales for the quarter ended September 30, 1999 were $168.8 million or 11 percent greater than in the same period last year. The sales increase of $16.7 million was primarily attributable to volume increases in all product lines, offset by 1 percent price decline. Operating earnings for the segment were $24.2 million or 18 percent greater than the $20.5 million recorded in the comparable period last year. The operating earnings improvement was primarily attributable to increased sales and to improved operating rates at manufacturing facilities.

CORPORATE MATTERS

Corporate expense for the quarter ended September 30, 1999 was $5.8 million, or 17 percent below the level reported for the same period last year primarily as the result of timing. Interest and other nonoperating income, net was $1.2 million for the quarter ended September 30, 1999 as compared with $.9 million for the same period last year.

The Company's effective tax rate was 31.9 percent for the quarter ended September 30, 1999. The effective tax rate for the same period last year was 32.4 percent.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1999, cash and cash equivalents decreased $6.4 million. Operations provided $41.1 million of cash, while capital spending totaled $23.6 million. The Company received $15.7 million in proceeds from asset disposals. The Company's current ratio at September 30, 1999 was 1.0:1. Debt as a percentage of invested capital was 52.0 percent at September 30, 1999.

At September 30, 1999, the Company had a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. There were no borrowings outstanding under the revolving credit facility at September 30, 1999. Commercial paper borrowings under this program were $179.4 million as of September 30, 1999. Non-U.S. lines of credit totaling $146.3 million were also available, and borrowings under these lines amounted to $23.7 million at September 30, 1999. The non-U.S. lines are cancelable at any time.

In May 1999, a $500 million shelf debt registration was declared effective by the Securities and Exchange Commission and at September 30, 1999, the entire amount remained available.

The Company has $200 million aggregate principal amount of 5.99 percent notes, which mature in 2010, and are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000. These notes have been classified as short-term.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 40.9 million shares, including 1.1 million shares during the three months ended September 30, 1999.

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

Mallinckrodt has developed and is implementing a comprehensive program to address the Year 2000 issue. The program has four major focus areas: information technology systems, non-information technology systems, products, and key supplier and business partners. Overall, the Company has completed its assessment in the above described areas, and has virtually completed required modifications, replacements or conversions.

Information technology systems are hardware and software which support business applications. Year 2000 compliance for these systems included modification and testing of existing systems and replacement of certain systems with new technologies. We believe required modifications, replacements and testing of critical systems are completed.

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

The Company's key suppliers and business partners are also being assessed for compliance using information requests, augmented with more detailed reviews of certain of these key suppliers and business partners. This effort is virtually completed, and there are no known Year 2000 issues that would result in a material interruption in the Company's conduct of normal business.

To further recognize potential adverse impact, the Company has developed operating contingency plans to address unanticipated interruptions that could occur in its critical processes, systems and devices that have been assessed, remediated and considered Year 2000 ready by Mallinckrodt and its key suppliers and business partners.

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

European Monetary Union (EMU)
-----------------------------

The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be valid as legal tender through June 30, 2002; thereafter, the legacy currencies will be canceled in the participating countries.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Registered and common law trademarks are indicated by an asterisk (*).

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

Once the Company becomes aware of its potential environmental liability at a particular site, the measurement of the related environmental liabilities to be recorded is based on an evaluation of currently available facts such as the extent and types of hazardous substances at a site, the range of technologies that can be used for remediation, evolving standards of what constitutes acceptable remediation, presently enacted laws and regulations, engineering and environmental specialists' estimates of the range of expected clean-up costs that may be incurred, prior experience in remediation of contaminated sites, and the progress to date on remediation in process. While the current law potentially imposes joint and several liability upon each party at a Superfund site, the Company's contribution to clean-up costs at these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the volumes of waste involved. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total clean-up, the recorded liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is disputed, existence of an allocation agreement, status of current action, and experience to date regarding similar matters. Current information and developments are regularly assessed by the Company, and accruals are adjusted on a quarterly basis, as required, to provide for the expected impact of these environmental matters.

The Company has recognized the costs and associated liabilities only for those environmental matters for which, in its view, it is probable that liabilities have been incurred and the related amounts are estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

During the Company's fiscal quarter ended September 30, 1999, there were no material developments in the environmental proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, nor did the Company become aware of any new environmental proceedings requiring disclosure in this report.

General Litigation
------------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations.

Previously Reported Matters

The following is a discussion of material developments in two matters previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

OPTISON(*) Patent Litigation -

     Sonus Litigation - The court has moved the trial date for this matter from February to April 2000 to give the parties additional time to engage in settlement discussions. In addition, Sonus Pharmaceuticals, Inc. (Sonus) has licensed its patent covering ultrasound products to Nycomed Imaging AS, which has joined as a plaintiff in the litigation. The Company and its licensor, Molecular BioSystems, Inc., will continue to challenge the validity of the Sonus patents in this litigation.

Augustine Medical, Inc. -

     Europe - As previously reported, the District Court of The Hague, the Netherlands held in February 1999 that the Company's blankets do not infringe European patents owned by Augustine Medical, Inc. (Augustine). Augustine appealed the court's ruling, but failed to appear at the appellate hearing; accordingly, the appeal has been dismissed.

     United States - As previously reported, the Court of Appeals for the Federal Circuit held in its June 8, 1999 ruling that the Company's blankets do not infringe United States patents owned by Augustine. The ruling of the Court of Appeals was issued as a mandate to the United States District Court in Minneapolis. The Company has filed a petition with the District Court to recover its costs and attorneys' fees from Augustine.

New Litigation

New Mexico Steel v. Puritan-Bennett - The Company's subsidiary, Puritan-Bennett Corporation (Puritan-Bennett), is a defendant in an action that was filed on August 29, 1997 and is currently pending in the U.S. District Court for the District of New Mexico, styled New
                                                               ---
Mexico Steel Company Inc. v. Puritan-Bennett Corporation.  This case
--------------------------------------------------------
relates to a 1996 Asset Purchase Agreement (Agreement) whereby Puritan-Bennett agreed to purchase certain assets of New Mexico Steel. The purchase price of the assets was $1.2 million. Said purchase price was to be adjusted upward or downward based upon post-closing schedules of inventory, accounts receivable and office equipment to be provided by Puritan-Bennett. Plaintiff alleges that Puritan-Bennett breached the Agreement by failing to deliver the post-closing schedules in a timely manner. On September 23, 1999, a jury returned a verdict against Puritan-Bennett and in favor of New Mexico Steel in the amount of $.4 million in compensatory and $5.0 million in punitive damages. The Company believes that the verdict is not supported by the law or the facts of the case and is a product of passion and prejudice on the part of the jury. The Company intends to vigorously challenge this verdict in post-trial motions with the trial court, and on appeal if necessary.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM  5.  OTHER INFORMATION.

Not applicable.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                            Description
------     -----------------------------------------------------------
10.22      Amendment Number One to the Mallinckrodt Inc. Equity
           Incentive Plan (1) (incorporated herein by reference to Exhibit A to Definitive Proxy Statement (Schedule 14A) for the Company's 1999 Annual Meeting of Stockholders filed with the Commission on September 8, 1999)

27 Financial data schedule for the quarter ended September 30, 1999 (filed with this electronic submission)

------------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

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



      Mallinckrodt Inc.
---------------------------
         Registrant

By: /s/ MICHAEL A. ROCCA                By: /s/ DOUGLAS A. MCKINNEY
   ------------------------                 -----------------------
   Michael A. Rocca                         Douglas A. McKinney
   Senior Vice President and                Vice President and
   Chief Financial Officer                  Controller


DATE: November 5, 1999