Form 10-Q
period 1999-12-31
MALLINCKRODT INC /MO
filed 2000-02-10
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                    -------------------------------
                               FORM 10-Q

        X
       ---  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999

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

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 68,566,071 shares as of January 31, 2000.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)



                                        Quarter Ended        Six Months Ended
                                         December 31,           December 31,
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Net sales                            $  681.8   $  637.9   $1,295.9   $1,229.8
Operating costs and expenses:
  Cost of goods sold                    385.5      347.7      722.6      666.0
  Selling, general and
   administrative expenses              189.2      180.8      359.6      353.9
  Research and development expenses      32.0       37.4       65.1       71.3
                                     ---------  ---------  ---------  ---------
Total operating costs and expenses      606.7      565.9    1,147.3    1,091.2
                                     ---------  ---------  ---------  ---------

Operating earnings                       75.1       72.0      148.6      138.6
Nonoperating income, net                 15.1        2.5       16.3        3.4
Interest expense                        (19.8)     (22.5)     (39.1)     (43.1)
                                     ---------  ---------  ---------  ---------

Earnings from continuing operations
  before income taxes                    70.4       52.0      125.8       98.9
Income tax provision                     23.6       16.9       41.3       32.1
                                     ---------  ---------  ---------  ---------

Earnings from continuing operations      46.8       35.1       84.5       66.8
Discontinued operations                                                   22.6
                                     ---------  ---------  ---------  ---------

Net earnings                             46.8       35.1       84.5       89.4
Preferred stock dividends                 (.1)       (.1)       (.2)       (.2)
                                     ---------  ---------  ---------  ---------

Available for common shareholders    $   46.7   $   35.0   $   84.3   $   89.2
                                     =========  =========  =========  =========

Basic earnings per common share:
  Earnings from continuing
   operations                        $    .67   $    .49   $   1.21   $    .93
  Discontinued operations                                                  .31
                                     ---------  ---------  ---------  ---------
  Net earnings                       $    .67   $    .49   $   1.21   $   1.24
                                     =========  =========  =========  =========

Diluted earnings per common share:
  Earnings from continuing
   operations                        $    .67   $    .49   $   1.20   $    .92
  Discontinued operations                                                  .31
                                     ---------  ---------  ---------  ---------
  Net earnings                       $    .67   $    .49   $   1.20   $   1.23
                                     =========  =========  =========  =========

Dividends declared and paid per
  common share                       $   .165   $   .165   $    .33   $    .33
                                     =========  =========  =========  =========


(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)


CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)


                                          December 31,     June 30,
                                              1999           1999
                                          -------------   ----------
Assets
Current assets:
  Cash and cash equivalents                 $   24.7       $   32.7
  Trade receivables, less allowances
   of $20.0 at December 31 and $17.9
   at June 30                                  473.9          490.9
  Inventories                                  520.8          530.3
  Deferred income taxes                         76.3           54.7
  Other current assets                          63.5           61.3
                                            ---------      ---------
Total current assets                         1,159.2        1,169.9


Investments and other noncurrent assets         82.2           67.2
Property, plant and equipment, net             843.1          870.7
Goodwill, net                                  899.7          942.3
Technology, net                                304.4          336.4
Other intangible assets, net                   243.9          266.6
Deferred income taxes                            4.3            4.3
                                             ---------     ---------
Total assets                                 $3,536.8      $3,657.4
                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                            $  287.9      $  383.8
  Accounts payable                              196.5         221.2
  Accrued liabilities                           427.5         459.5
  Income taxes payable                          102.4          77.3
  Deferred income taxes                           1.0           1.2
                                             ---------     ---------
Total current liabilities                     1,015.3       1,143.0

Long-term debt, less current maturities         742.5         742.5
Deferred income taxes                           358.1         363.0
Postretirement benefits                         167.3         166.5
Other noncurrent liabilities and
  deferred credits                              161.2         182.0
                                             ---------     ---------
Total liabilities                             2,444.4       2,597.0
                                             ---------     ---------

Shareholders' equity:
  4 Percent cumulative preferred stock           11.0          11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,124,773
   shares                                        87.1          87.1
  Capital in excess of par value                314.9         314.7
  Reinvested earnings                         1,249.8       1,188.4
  Accumulated other comprehensive loss          (74.6)       (105.1)
  Treasury stock, at cost                      (495.8)       (435.7)
                                             ---------     ---------
Total shareholders' equity                    1,092.4       1,060.4
                                             ---------     ---------
Total liabilities and shareholders' equity   $3,536.8      $3,657.4
                                             =========     =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 7.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                Six Months Ended
                                                   December 31,
                                              ---------------------
                                               1999         1998
                                              ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings                                  $  84.5     $  89.4
Adjustments to reconcile net earnings
  to net cash provided (used)
  by operating activities:
   Depreciation                                  63.0        58.9
   Amortization                                  42.5        42.2
   Postretirement benefits                         .7         3.6
   Gains on asset disposals                     (29.8)      (40.1)
   Deferred income taxes                        (29.1)       (3.1)
   Write-down of investment in equity
    security                                     10.5
                                              --------    --------
                                                142.3       150.9

   Changes in operating assets and
    liabilities:
     Trade receivables                           18.4        13.3
     Inventories                                  7.2       (49.3)
     Other current assets                        (2.3)        2.6
     Accounts payable, accrued liabilities
      and income taxes payable, net             (39.3)     (162.6)
     Other noncurrent liabilities and
      deferred credits                            2.1         4.5
     Other, net                                 (14.6)        (.9)
                                              --------    --------
Net cash provided (used) by operating
  activities                                    113.8       (41.5)
                                              --------    --------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                            (51.5)      (56.2)
Proceeds from asset disposals                   139.4        70.7
Acquisition spending                             (1.0)
Proceeds from redemption and sale of
  investments                                                 3.7
Purchase of investments and intangible
  assets                                        (19.2)       (4.7)
                                              --------    --------
Net cash provided by investing activities        67.7        13.5
                                              --------    --------

CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in notes payable            (99.8)      107.5
Payments on long-term debt                        (.3)       (7.8)
Issuance of common stock                          3.0          .6
Acquisition of treasury stock                   (69.3)      (46.8)
Dividends paid                                  (23.1)      (23.8)
                                              --------    --------
Net cash provided (used) by financing
  activities                                   (189.5)       29.7
                                              --------    --------

Increase (decrease) in cash and
  cash equivalents                               (8.0)        1.7
Cash and cash equivalents at beginning
  of period                                      32.7        55.5
                                              --------    --------
Cash and cash equivalents at end of
  period                                      $  24.7     $  57.2
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

1. On December 16, 1999, the Company sold its blood analysis product line, which was part of the Respiratory segment. The transaction resulted in a $26.9 million pretax gain, $16.6 million net of tax. The pretax gain is included in nonoperating income, net for the quarter and six months ended December 31, 1999.

2. During the quarter ended December 31, 1999, the Company recorded a pretax charge of $10.5 million, $6.6 million net of tax, associated with the write-down of an investment in an equity security due to a decline in fair value considered to be other than temporary. The pretax charge is included in nonoperating income, net.

3. Included in operating earnings for the quarter and six months ended December 31, 1999 is a pretax charge of $8.2 million primarily associated with the write-off of inventory as a result of product line rationalizations within the Respiratory segment.

4. On July 31, 1998, the Company completed the sale of the remaining chemical additives business of the catalyst and chemical additives division, which was reclassified to discontinued operations in June 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes, which was included in discontinued operations for the six months ended December 31, 1998. Earnings from operations were zero for the one month of operations in 1999.

5. The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in millions, except shares and per share amounts).

                                   Quarter Ended             Six Months Ended
                                     December 31,               December 31,
                                ---------------------     ---------------------
                                  1999         1998         1999         1998
                                --------     --------     --------     --------
     Numerator:
      Earnings from
       continuing operations      $ 46.8      $ 35.1       $ 84.5       $ 66.8
      Preferred stock dividends      (.1)        (.1)         (.2)         (.2)
                                  -------     -------      -------      -------
      Numerator for basic and
       diluted earnings per
       share--income available
       to common shareholders     $ 46.7      $  35.0      $ 84.3       $ 66.6
                                  =======     =======      =======      =======
     Denominator:
      Denominator for
       basic earnings per
       share--weighted-average
       shares                    69,474,986  71,349,208  69,954,876  72,133,170
      Potential dilutive
       common shares--employee
       stock options                374,181     229,031     409,623     157,899
                                 ----------  ----------  ----------  ----------
     Denominator for diluted
      earnings per share--
      adjusted weighted-average
      shares                     69,849,167  71,578,239  70,364,499  72,291,069
                                 ==========  ==========  ==========  ==========
     Basic earnings from
      continuing operations
      per common share               $  .67      $  .49      $ 1.21      $  .93
                                     ======      ======      ======      ======

     Diluted earnings from
      continuing operations
      per common share               $  .67      $  .49      $ 1.20      $  .92
                                     ======      ======      ======      ======


6. Supplemental cash flow information for the six months ended December 31 included:
     (In millions)
                                                    1999       1998
                                                   -------    ------
     Interest paid                                 $ 38.7     $ 42.8
     Income taxes paid                               43.1      106.0
     Noncash investing and financing activities:
      Assumption of liabilities related to an
       acquisition                                     .3       (1.2)
      Issuance of stock for 401(k) employee
       matching contribution                          6.3        6.0
      Fair value loss adjustment to securities       (1.9)      (5.4)

7. The components of inventory included the following as of December 31, 1999:
     (In millions)

     Raw materials and supplies                              $ 204.8
     Work in process                                            65.5
     Finished goods                                            250.5
                                                             --------
                                                             $ 520.8
                                                             ========

8. The Company has authorized and issued 100,000 shares, 98,330 outstanding at December 31, 1999, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 2000 and 1999. Shares included in treasury stock were:

                                       December 31,       June 30,
                                           1999             1999
                                       ------------     ------------
     Common stock                       18,201,444       16,422,084
     4 Percent cumulative preferred
      stock                                  1,670            1,670

9. Total comprehensive income for the three months and six months ended December 31 was as follows:
     (In millions)

                                       Quarter Ended        Six Months Ended
                                        December 31,           December 31,
                                     -------------------   -------------------
                                       1999       1998       1999       1998
                                     ---------  --------   ---------  --------
     Net earnings                    $ 46.8     $ 35.1     $  84.5    $ 89.4
     Other comprehensive income
      (expense):
       Foreign currency translation
        adjustment                    (21.9)      (8.5)      (10.7)     12.7
       Foreign currency translation
        adjustment included in net
        earnings during the period     35.8                   35.8
       Unrealized loss on investment
        securities arising during
        the period                     (1.0)      (1.7)       (1.9)     (5.4)
       Loss on investment securities
        included in net earnings
        during the period              10.5                   10.5
       Tax benefit (provision)
        related to items of other
        comprehensive income           (3.5)        .6        (3.2)      2.0
                                     -------    -------    --------   -------
     Other comprehensive income
      (expense), net of tax            19.9       (9.6)       30.5       9.3
                                     -------    -------    --------   -------
     Total comprehensive income      $ 66.7     $ 25.5     $ 115.0    $ 98.7
                                     =======    =======    ========   =======


     During the three-month and six-month periods ended December 31, 1999, a foreign currency translation adjustment was included in net earnings in conjunction with the sale of the blood analysis product line (see Note 1), and a loss on equity investment security was included in net earnings in conjunction with the write-down of an investment security available for sale due to a decline in fair value no longer considered temporary (see
     Note 2).

     The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and, accordingly, are not recorded net of tax. As of December 31, 1999, the cumulative balances for foreign currency translation adjustment loss and the net unrealized gain on investment securities were $74.7 million and $.1 million, respectively. Investments as of December 31, 1999 and June 30, 1999 included a gross unrealized gain of $.1 million and a gross unrealized loss of $8.6 million, respectively.

10. The Company's operations are principally managed on a product and services basis and are comprised of three reportable segments - Respiratory, Imaging and Pharmaceuticals. The Respiratory products primarily help diagnose, monitor and treat respiratory disorders. The Imaging products are used in radiology, cardiology and nuclear medicine primarily to diagnose disease. The Pharmaceuticals products are used primarily to control pain.

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

     Net sales and operating earnings by segment are as follows:
     (In millions)

                                  Quarter Ended             Six Months Ended
                                  December 31,               December 31,
                               ---------------------     ---------------------
                                1999         1998          1999       1998
                               ---------    ---------    ---------   ---------
     Net sales
      Respiratory              $ 311.2      $ 290.4      $  574.3     $  546.6
      Imaging                    194.5        196.3         376.7        379.9
      Pharmaceuticals            176.1        151.2         344.9        303.3
                               --------     --------     ---------    ---------
                               $ 681.8      $ 637.9      $1,295.9     $1,229.8
                               ========     ========     =========    =========

     Operating earnings
      Respiratory              $  36.1      $  31.6      $   68.2     $   54.0
      Imaging                     23.4         28.8          46.4         59.5
      Pharmaceuticals             22.3         17.1          46.5         37.6
                               --------     --------     ---------    ---------
                               $  81.8      $  77.5      $  161.1     $  151.1
                               ========     ========     =========    =========

     Reconciliations of operating earnings for reportable segments to earnings from continuing operations before income taxes as reported in the Condensed Consolidated Statements of Operations follow (in millions):

                                   Quarter Ended             Six Months Ended
                                    December 31,               December 31,
                                ---------------------     ---------------------
                                 1999         1998          1999       1998
                                ---------    ---------    ---------   ---------
     Total operating earnings
      for reportable segments   $  81.8      $  77.5      $ 161.1      $ 151.1
     Corporate expense             (6.7)        (5.5)       (12.5)       (12.5)
                                --------     --------     --------     --------
     Consolidated operating
      earnings                     75.1         72.0        148.6        138.6
     Nonoperating income, net      15.1          2.5         16.3          3.4
     Interest expense             (19.8)       (22.5)       (39.1)       (43.1)
                                --------     --------     --------     --------
     Earnings from continuing
      operations before
      income taxes              $  70.4      $  52.0      $ 125.8      $  98.9
                                ========     ========     ========     ========

     Results from operations for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. Normally, these seasonal factors tend to favorably impact net sales and operating earnings in the third and fourth quarters; however, an early cold and influenza season in the current year favorably impacted Respiratory segment second quarter operating earnings.

11. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In one such matter, German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH, in the fall of 1997. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law.

     The Company's subsidiary, Puritan-Bennett Corporation (Puritan-Bennett), is a defendant in an action that was filed on August 29, 1997 and is currently pending in the U.S. District Court for the District of New Mexico. This case relates to a 1996 Asset Purchase Agreement (Agreement) whereby Puritan-Bennett agreed to purchase certain assets of New Mexico Steel. The purchase price of the assets was $1.2 million. Said purchase price was to be adjusted upward or downward based upon post-closing schedules of inventory, accounts receivable and office equipment to be provided by Puritan-Bennett. Plaintiff alleges that Puritan-Bennett breached the Agreement by failing to deliver the post-closing schedules in a timely manner. On September 23, 1999, a jury returned a verdict against Puritan-Bennett and in favor of New Mexico Steel in the amount of $.4 million in compensatory and $5.0 million in punitive damages. On January 4, 2000, the trial court judge reduced the punitive damages to $2.5 million. With the advice of counsel, the Company believes that the verdict is not supported by the law or the facts of the case and is a product of passion and prejudice on the part of the jury. Based upon all the facts available to management, the Company believes that it is possible but not probable that the jury verdict will be upheld on appeal. The Company intends to vigorously challenge this verdict and to seek a further reduction of the trial court's judgement on appeal.

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

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental investigations or remediations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at December 31, 1999 and June 30, 1999, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. The Company has recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites for matters that meet the policy set forth above. Related accruals at December 31, 1999 and June 30, 1999 of $125.1 million and $128.8 million, respectively, are included in current accrued liabilities and other noncurrent liabilities and deferred credits.

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

RESULTS OF OPERATIONS

The Company recorded earnings from continuing operations and net earnings of $46.8 million, or 67 cents per share for the quarter ended December 31, 1999, representing increases of 33 percent and 37 percent, respectively, from the $35.1 million, or 49 cents per share for the same period last year. Results for the current year period included a gain on the sale of the blood analysis product line of the Respiratory segment, and a charge associated with the write-down of an investment in an equity security due to a decline in fair value considered to be other than temporary. See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements. Excluding these transactions, which are included in nonoperating income, net, earnings from continuing operations would have been $36.8 million.

Net sales for the quarter ended December 31, 1999 were $681.8 million, or a 7 percent increase over the same quarter of last year. The Company estimates that sales for the quarter benefitted from accelerated purchases of approximately $10 million due to Year 2000 concerns by certain customers. This action may have an offsetting impact on the Company's third quarter results of operations. The Company's management also believes hospital ventilator orders were delayed by certain customers during the quarter due to Year 2000 concerns, but this impact cannot be quantified. Sales to customers outside the United States were $233 million, or 34 percent of sales for the second quarter of 2000.

For the six months ended December 31, 1999, the Company recorded earnings from continuing operations and net earnings of $84.5 million, or $1.20 per share. Earnings from continuing operations for the same period last year were $66.8 million, or 92 cents per share. Net earnings for the six-month period of last year were $89.4 million, or $1.23 per share and included a gain of $22.6 million, or 31 cents per share on the sale of a chemical additives business in July 1998 which related to a division reclassified to discontinued operations in 1998. Net sales for the first half of 2000 were $1.3 billion, which represents a 5 percent increase over the same period in 1999. Sales to customers outside the United States were $429 million, or 33 percent of sales for the first half of 2000.
-------------------------------------
[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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

A comparison of sales and operating earnings follows:
(In millions)

                                  Quarter Ended             Six Months Ended
                                   December 31,               December 31,
                               ---------------------     ---------------------
                                 1999         1998         1999        1998
                               ---------    --------     ---------   ---------
    Net sales
     Respiratory              $ 311.2      $ 290.4      $  574.3     $  546.6
     Imaging                    194.5        196.3         376.7        379.9
     Pharmaceuticals            176.1        151.2         344.9        303.3
                              --------     --------     ---------    ---------
                              $ 681.8      $ 637.9      $1,295.9     $1,229.8
                              ========     ========     =========    =========

    Operating earnings
     Respiratory              $  36.1      $  31.6      $   68.2     $   54.0
     Imaging                     23.4         28.8          46.4         59.5
     Pharmaceuticals             22.3         17.1          46.5         37.6
                              --------     --------     ---------    ---------
                              $  81.8      $  77.5      $  161.1     $  151.1
     Corporate expense           (6.7)        (5.5)        (12.5)       (12.5)
                              --------     --------     ---------    ---------
                              $  75.1      $  72.0      $  148.6     $  138.6
                              ========     ========     =========    =========

The Respiratory segment reported sales for the quarter ended
December 31, 1999 of $311.2 million or 7 percent greater than the sales recorded for the same period last year. Excluding sales from businesses divested, sales growth was 9 percent over the prior year quarter. Components of the 9 percent sales increase were 12 percent volume growth partially offset by a 1 percent price decline and 2 percent foreign currency impact as a result of the strength of the U.S. dollar. The volume growth was led by pulse oximetry with a 22 percent increase, anesthesiology and respiratory disposables 12 percent and oxygen therapy 8 percent. Ventilator sales declined 5 percent as a result of reduced volume. Respiratory segment operating earnings for the quarter ended December 31, 1999 were $36.1 million. Excluding an $8.2 million second quarter charge that was primarily associated with the write-off of inventory as a result of product line rationalizations, Respiratory segment operating earnings were $44.3 million or 40 percent higher than the prior year results for the same three-month period of $31.6 million. This improvement was primarily attributable to the strong volume growth of pulse oximetry and other higher margin products of this segment.

In the quarter ending March 31, 2000, management will finalize a detailed plan to consolidate certain manufacturing operations, which are associated with product line rationalizations within the Respiratory segment, and will notify affected employees. These actions will result in a third quarter charge, currently estimated at $15 million, to operating earnings.

For the first six months of 2000, Respiratory segment sales were $574.3 million or 5 percent greater than the same period last year. Excluding sales from businesses divested, sales growth was 7 percent over the first six months of the prior year. Components of the 7 percent sales increase were 8 percent volume growth offset by a 1 percent price decline. Pulse oximetry product sales grew almost $26 million and anesthesiology and respiratory disposables sales grew $10 million, which were partially offset by lower ventilator volume. Operating earnings for the Respiratory segment were $68.2 million or 26 percent higher than the same period last year. The improvement was primarily attributable to the strong volume growth of pulse oximetry and other higher margin products of this segment.

The Imaging segment had sales for the quarter ended December 31, 1999 of $194.5 million or 1 percent below sales in the same three-month period last year. Prices declined 1 percent overall. Pricing in x-ray contrast media declined 4 percent while radiopharmaceutical prices increased 5 percent. Volume growth was 1 percent overall. Volume growth of 3 percent in both x-ray contrast media and radiopharmaceuticals was partially offset by the impact of divested businesses. Foreign currency changes reduced sales by 1 percent. Operating earnings for the quarter ended December 31, 1999 declined 19 percent to $23.4 million compared to $28.8 million in the prior year period primarily due to the continued impact of net price declines.

For the first half of 2000, Imaging segment sales were $376.7 million or 1 percent below the same prior year period. The operating earnings of this segment during the first six months were $46.4 million or 22 percent below prior year. The factors impacting the second quarter results were the same for the six-month period. Price declines within the x-ray contrast media business are expected to continue to be a factor in future quarters.

The Pharmaceuticals segment's sales for the quarter ended December 31, 1999 were $176.1 million or 16 percent greater than in the same period last year. The sales increase of $24.9 million was attributable to volume increases in bulk and dosage narcotics. This increase was primarily the result of increased demand and manufacturing capacity of bulk narcotics, and the impact of new product introductions and increased market share of dosage products. Operating earnings for the quarter ended December 31, 1999 for this segment were $22.3 million, which was 30 percent greater than the $17.1 million recorded in the comparable period last year, primarily attributable to the increased sales.

For the six months ended December 31, 1999, Pharmaceuticals segment sales were $344.9 million or 14 percent greater than for the same prior year period. The sales increase of $41.6 million was attributable to volume increases in all product lines, but over 80 percent of the increase was attributable to bulk and dosage narcotics and was the result of the same factors as discussed for the second quarter. Operating earnings during the first six months of 2000 were $46.5 million, or 24 percent higher than the same period last year primarily due to the increased sales.

CORPORATE MATTERS

Corporate expense was up 22 percent for the second quarter but it was unchanged for the first half of the year compared to the respective prior year periods. The fluctuations by quarter were primarily the result of timing of certain expenses.

Nonoperating income, net was $15.1 million and $16.3 million for the quarter and six months ended December 31, 1999, respectively. During the quarter, the Company recorded a pretax gain on the divestiture of the blood analysis product line of $26.9 million and a pretax charge of $10.5 million related to the write-down of an investment in an equity security classified as available for sale due to a decline in fair value considered other than temporary. The investment is included in the balance sheet caption investments and other noncurrent assets. See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding these transactions.

The Company's effective tax rates were 33.5 percent and 32.8 percent for the quarter and six months ended December 31, 1999, respectively. Excluding the impact of the divestiture of the blood analysis product line and write-down of the equity investment discussed in the preceding paragraph, the effective tax rate was 31.9 percent for both periods. For the same two periods of the prior year, the effective tax rate was 32.5 percent.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1999, cash and cash equivalents decreased $8.0 million. Operations provided $113.8 million of cash, while capital spending totaled $51.5 million. The Company received $139.4 million in proceeds from asset disposals. Payments on debt were $100.1 million. The Company's current ratio at December 31, 1999 was 1.1:1. Debt as a percentage of invested capital was 48.5 percent at December 31, 1999.

At December 31, 1999, the Company had a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. There were no borrowings outstanding under the revolving credit facility at December 31, 1999. Commercial paper borrowings under this program were $54.8 million as of December 31, 1999. Non-U.S. lines of credit totaling $144.7 million were also available, and borrowings under these lines amounted to $24.0 million at December 31, 1999. The non-U.S. lines are cancelable at any time.

In May 1999, a $500 million shelf debt registration was declared effective by the Securities and Exchange Commission and at December 31, 1999, the entire amount remained available.

The Company had $200 million aggregate principal amount of 5.99 percent notes, which mature in 2010, and were redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000. These notes have been classified as short-term. On January 14, 2000, the notes were redeemed at the request of the holders and refinanced with commercial paper.

The Company's Board of Directors previously authorized repurchase of 47 million shares of common stock and additional repurchases not to exceed cash outlays of $250 million. Share repurchases under these authorizations have totaled 41.9 million shares, including 2.1 million shares during the six months ended December 31, 1999.

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

Mallinckrodt developed and implemented a comprehensive program to address the Year 2000 issue. The program has four major focus areas: information technology systems, non-information technology systems, products, and key supplier and business partners.

The Company completed modifications, replacements or conversions where deemed necessary and appropriate. In addition, the Company developed operating contingency plans to address unanticipated interruptions that could occur in its critical processes, systems and devices that have been assessed, remediated and considered Year 2000 ready by Mallinckrodt and its key suppliers and business partners.

The Company has experienced no significant problems associated with the Year 2000 issues.

The program to address Year 2000 has been underway since February 1997. Both internal and external resources were used to assess and modify or replace non-compliant technologies, and to appropriately test Year 2000 modifications and replacements. The program is funded through operating cash flows. Based upon management's best estimates, the pretax costs incurred for this effort were approximately $10 million, $7 million and $1 million in 1999, 1998 and 1997, respectively. In 2000, the Company anticipates an additional $2 million in pretax costs for program management and to complete monitoring and evaluations of key suppliers and business partners, program verification and contingency planning. Most of these costs were incurred during the first six months of 2000.

European Monetary Union (EMU)
-----------------------------

The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be valid as legal tender through March 1, 2002; thereafter, the legacy currencies will be canceled. Euro bills and coins will be used for cash transactions in the participating countries effective January 1, 2002, allowing for a two-month transition period to euro cash.

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

During the quarter ended December 31, 1999, there were no material developments in the environmental proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as amended by the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, nor did the Company become aware of any new environmental proceedings requiring disclosure in this report.

General Litigation
------------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations.

Previously Reported Matters

The following is a discussion of material developments in one matter previously reported in the Company's report on Form 10-Q for the quarter ended September 30, 1999.

New Mexico Steel v. Puritan-Bennett - On January 4, 2000, the trial court judge ordered a remittitur of the punitive damages award from $5.0 million to $2.5 million. The Company intends to vigorously challenge the verdict in this case on appeal. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the Annual Meeting of Shareholders held on October 20, 1999, and received the votes set forth below:

1. All of the following nominees were elected to serve as directors for 3-year terms and received the number of votes set opposite their names:

                              Votes For         Votes Withheld
                            ------------        ---------------
    Raymond F. Bentele       62,028,515             879,072
    Ronald G. Evens          62,034,616             872,971
    Peter B. Hamilton        62,041,918             865,669

2. A proposal to ratify the appointment of independent public accountants received 62,592,912 votes FOR, 171,659 votes AGAINST, with 143,016 abstentions.

3. A proposal to amend the Company's 1999 Equity Incentive Plan to increase the number of shares reserved for issuance by five million received 50,709,457 votes FOR, 6,987,233 votes AGAINST, 759,393 abstentions, and 4,451,504 broker non-votes.

4. A proposal to adopt the Mallinckrodt Inc. Employee Stock Purchase Plan received 53,830,367 votes FOR, 4,281,259 votes AGAINST,
    344,457 abstentions, and 4,451,504 broker non-votes.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number                           Description
-------    ---------------------------------------------------------
10.23 Mallinckrodt Inc. Income Deferral Plan effective January 1, 2000 (1) (filed with this electronic submission)

27 Financial data schedule for the quarter ended December 31, 1999 (filed with this electronic submission)

--------------------
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

- Report dated December 17, 1999 under Item 5 regarding EQT acquisition of HemoCue from Mallinckrodt Inc.


                      * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Mallinckrodt Inc.
------------------------------
          Registrant

By: /s/  MICHAEL A. ROCCA          By: /s/  DOUGLAS A. MCKINNEY
   ---------------------------        -----------------------------
         Michael A. Rocca                   Douglas A. McKinney
    Senior Vice President and         Vice President and Controller
     Chief Financial Officer


Date: February 10, 2000