Form 10-Q
period 2000-03-31
MALLINCKRODT INC /MO
filed 2000-05-12
CIK 51396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                    -------------------------------
                               FORM 10-Q

        X
       ---  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 67,210,713 shares as of April 30, 2000.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)



                                     Quarter Ended          Nine Months Ended
                                        March 31,                March 31,
                                  ---------------------    ---------------------
                                    2000        1999         2000        1999
                                  ---------   ---------    ---------   ---------

Net sales                         $ 659.0     $ 676.1      $1,954.9    $1,905.9

Operating costs and expenses:
  Cost of goods sold                370.5       359.1       1,093.1     1,025.1
  Selling, general and
   administrative expenses          165.4       177.1         525.0       531.0
  Research and development
   expenses                          40.3        38.1         105.4       109.4
                                  ---------   ---------    ---------   ---------
Total operating costs
 and expenses                       576.2       574.3       1,723.5     1,665.5
                                  ---------   ---------    ---------   ---------

Operating earnings                   82.8       101.8         231.4       240.4
Nonoperating income
 (expense), net                      18.3         (.7)         34.6         2.7
Interest expense                    (15.9)      (21.4)        (55.0)      (64.5)
                                  ---------   ---------    ---------   ---------

Earnings from continuing
 operations before income taxes      85.2        79.7         211.0       178.6
Income tax provision                 27.3        25.6          68.6        57.7
                                  ---------   ---------    ---------   ---------

Earnings from continuing
 operations                          57.9        54.1         142.4       120.9
Discontinued operations                                                    22.6
                                  ---------   ---------    ---------   ---------

Net earnings                         57.9        54.1         142.4       143.5
Preferred stock dividends             (.1)        (.1)          (.3)        (.3)
                                  ---------   ---------    ---------   ---------

Available for common
 shareholders                     $  57.8     $  54.0      $  142.1    $  143.2
                                  =========   =========    =========   =========


Basic earnings per
 common share:
  Earnings from continuing
   operations                     $   .85     $   .76      $   2.05    $   1.68
  Discontinued operations                                                   .31
                                  ---------   ---------    ---------   ---------
  Net earnings                    $   .85     $   .76      $   2.05    $   1.99
                                  =========   =========    =========   =========

Diluted earnings per
 common share:
  Earnings from continuing
   operations                     $   .85     $   .75      $   2.04    $   1.68
  Discontinued operations                                                   .31
                                  ---------   ---------    ---------   ---------
  Net earnings                    $   .85     $   .75      $   2.04    $   1.99
                                  =========   =========    =========   =========

Dividends declared and
 paid per common share            $  .165     $  .115      $   .495    $   .445
                                  =========   =========    =========   =========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 8.)


CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)



                                             March 31,      June 30,
                                               2000           1999
                                           -------------   ----------
Assets
Current assets:
  Cash and cash equivalents                  $   33.2       $   32.7
  Trade receivables, less allowances
   of $21.8 at March 31 and $17.9
   at June 30                                   452.5          490.9
  Inventories                                   484.7          530.3
  Deferred income taxes                          78.2           54.7
  Other current assets                           64.4           61.3
                                            ----------     ----------
Total current assets                          1,113.0        1,169.9

Investments and other noncurrent assets          90.0           67.2
Property, plant and equipment, net              827.7          870.7
Goodwill, net                                   868.3          942.3
Technology, net                                 293.0          336.4
Other intangible assets, net                    228.7          266.6
Deferred income taxes                             4.1            4.3
                                            ----------     ----------
Total assets                                $ 3,424.8      $ 3,657.4
                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                           $   481.6      $   383.8
  Accounts payable                              202.1          221.2
  Accrued liabilities                           376.1          459.5
  Income taxes payable                           80.5           77.3
  Deferred income taxes                            .9            1.2
                                            ----------     ----------
Total current liabilities                     1,141.2        1,143.0

Long-term debt, less current maturities         541.4          742.5
Deferred income taxes                           340.2          363.0
Postretirement benefits                         167.1          166.5
Other noncurrent liabilities and
 deferred credits                               157.6          182.0
                                            ----------     ----------
Total liabilities                             2,347.5        2,597.0
                                            ----------     ----------

Shareholders' equity:
  4 Percent cumulative preferred stock           11.0           11.0
  Common stock, par value $1, authorized
   300,000,000 shares; issued 87,124,773
   shares                                        87.1           87.1
  Capital in excess of par value                314.0          314.7
  Reinvested earnings                         1,296.5        1,188.4
  Accumulated other comprehensive loss          (91.1)        (105.1)
  Treasury stock, at cost                      (540.2)        (435.7)
                                            ----------     ----------
Total shareholders' equity                    1,077.3        1,060.4
                                            ----------     ----------
Total liabilities and shareholders'
 equity                                     $ 3,424.8      $ 3,657.4
                                            ==========     ==========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 8.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                  Nine Months Ended
                                                      March 31,
                                                ---------------------
                                                   2000        1999
                                                ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings                                     $ 142.4     $ 143.5
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation                                      92.0        93.4
  Amortization                                      61.9        63.5
  Postretirement benefits                             .5          .1
  Gains on asset disposals                         (47.2)      (39.8)
  Deferred income taxes                            (40.1)       (3.1)
  Write-down of investment in equity security       10.5
                                                 --------    --------
                                                   220.0       257.6

  Changes in operating assets and liabilities:
    Trade receivables                               30.4        (7.3)
    Inventories                                     35.6       (59.5)
    Other current assets                            (4.2)        5.9
    Accounts payable, accrued liabilities and
     income taxes payable, net                    (103.3)     (158.5)
    Other noncurrent liabilities and deferred
     credits                                        (4.3)        5.2
    Other, net                                     (23.9)       (9.0)
                                                 --------    --------
Net cash provided by operating activities          150.3        34.4
                                                 --------    --------

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                               (90.0)      (83.0)
Proceeds from asset disposals                      215.4        72.9
Acquisition spending                                (1.0)       (3.5)
Proceeds from redemption and sale of
 investments                                                    89.8
Purchase of investments and intangible assets      (24.6)       (8.3)
                                                 --------    --------
Net cash provided by investing activities           99.8        67.9
                                                 --------    --------

CASH FLOWS - FINANCING ACTIVITIES
Increase in notes payable                           96.8         3.1
Payments on long-term debt                        (200.5)       (8.0)
Issuance of common stock                             5.5         2.5
Acquisition of treasury stock                     (117.1)      (60.0)
Dividends paid                                     (34.3)      (32.1)
Redemption of common stock purchase rights                      (3.6)
                                                 --------    --------
Net cash used by financing activities             (249.6)      (98.1)
                                                 --------    --------

Increase in cash and cash equivalents                 .5         4.2
Cash and cash equivalents at beginning of
 period                                             32.7        55.5
                                                 --------    --------
Cash and cash equivalents at end of period       $  33.2     $  59.7
                                                 ========    ========

(See Notes to Condensed Consolidated Financial Statements on pages 4 through 8.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in the prior year were reclassified to conform to the current year presentation.

1. During the quarter ended March 31, 2000, the Company recorded a pretax charge to cost of goods sold of $6.6 million, $3.7 million net of tax, for severance costs involving a previously announced manufacturing consolidation plan within the Respiratory segment. The charge relates to the termination of 260 employees primarily associated with critical care ventilation production in the United States. During the current quarter, no payments were made to the affected employees; however, the Company expects the accrued liability to be fully utilized by the end of 2001.

     During the second quarter of 2000, the Company recorded a noncash pretax charge to cost of goods sold of $8.2 million to write off assets, primarily inventory, associated with the manufacturing consolidation. Some products currently made and serviced are being discontinued, but the revenue and operating earnings associated with these products are not significant to the Respiratory segment. The manufacturing consolidation will begin to have a positive impact on earnings from continuing operations in 2001.

2. On January 21, 2000, the Company sold its medical gas business, which was part of the Respiratory segment. The transaction resulted in a $17.4 million pretax gain included in nonoperating income (expense), net, $5.3 million net of tax for the quarter and nine months ended March 31, 2000.

3. On December 16, 1999, the Company sold its blood analysis product line, which was part of the Respiratory segment. The transaction resulted in a $26.9 million pretax gain, $16.6 million net of tax. The pretax gain is included in nonoperating income
     (expense), net for the nine months ended March 31, 2000.

4. During the quarter ended December 31, 1999, the Company recorded a pretax charge of $10.5 million, $6.5 million net of tax, associated with the write-down of an investment in an equity security due to a decline in fair value considered to be other than temporary. The pretax charge is included in nonoperating income (expense), net for the nine months ended March 31, 2000.

5. The Company's effective tax rates were 32.0 percent and 32.5 percent for the quarter and nine months ended March 31, 2000, respectively. Excluding the impact of the divestitures of the medical gas business and the blood analysis product line, the write-down of the equity investment, and the charge for the manufacturing consolidation effort underway in the Respiratory segment discussed in Notes 1 through 4 above, the effective tax rates were 24.5 percent and 29.0 percent for the quarter and nine months ended March 31, 2000, respectively. The 24.5 percent rate in the third quarter includes a year-to-date adjustment of $3.4 million to arrive at the effective rate of 29.0 percent. The effective tax rate reduction is attributable to a shift in the Company's earnings mix toward low tax jurisdictions, a reduction in nondeductible goodwill amortization related to divested businesses, and the implementation of various ongoing tax initiatives. For the three- and nine-month periods of the prior year, the effective tax rates were 32.1 percent and 32.3 percent, respectively.

6. On July 31, 1998, the Company completed the sale of the remaining chemical additives business of the catalysts and chemical additives division, which was reclassified to discontinued operations in June 1998. The transaction resulted in a $37.0 million gain on sale, $22.6 million net of taxes, which was included in discontinued operations for the nine months ended March 31, 1999. Earnings from operations were zero for the one month of operations in 1999.

7. The components of inventory included the following as of March 31, 2000:
     (In millions)


     Raw materials and supplies                            $ 191.6
     Work in process                                          68.4
     Finished goods                                          224.7
                                                           --------
                                                           $ 484.7

8. The Company has $200 million aggregate principal amount of 6.3 percent notes, which mature in 2011 and are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on March 15, 2001. As of March 31, 2000, these notes have been classified as short-term.

9. The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in millions, except shares and per share amounts).


                                    Quarter Ended            Nine Months Ended
                                       March 31,                  March 31,
                                 ---------------------     ---------------------
                                   2000         1999         2000         1999
                                 --------     --------     --------     --------
     Numerator:
      Earnings from
       continuing operations       $ 57.9      $ 54.1       $142.4       $120.9
      Preferred stock dividends       (.1)        (.1)         (.3)         (.3)
                                   -------     -------      -------      -------

      Numerator for basic and
       diluted earnings per
       share--income available
       to common shareholders      $ 57.8      $ 54.0       $142.1       $120.6
                                   =======     =======      =======      =======

     Denominator:
      Denominator for basic
       earnings per share--
       weighted average shares   68,197,469  71,301,412  69,369,074  71,858,140
      Potential dilutive common
       shares--employee stock
       options                       98,214     296,611     305,820     204,136
                                 ----------  ----------  ----------  ----------
      Denominator for diluted
       earnings per share--
       adjusted weighted-
       average shares            68,295,683  71,598,023  69,674,894  72,062,276
                                 ==========  ==========  ==========  ==========

     Basic earnings from
      continuing operations
      per common share               $  .85      $  .76      $ 2.05      $ 1.68
                                     ======      ======      ======      ======

     Diluted earnings from
      continuing operations
      per common share               $  .85      $  .75      $ 2.04      $ 1.68
                                     ======      ======      ======      ======

10. The Company has authorized and issued 100,000 shares, 98,330 outstanding at March 31, 2000, of par value $100, 4 percent cumulative preferred stock. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during 2000 and 1999. Shares included in treasury stock were:
                                               March 31,    June 30,
                                                 2000         1999
                                              ----------   ----------
     Common stock                             19,904,556   16,422,084
     4 Percent cumulative preferred stock          1,670        1,670

11. Total comprehensive income for the three months and nine months ended March 31 was as follows:
     (In millions)


                                     Quarter Ended            Nine Months Ended
                                        March 31,                  March 31,
                                 ---------------------     ---------------------
                                   2000         1999         2000        1999
                                  --------     --------     --------    --------
     Net earnings                  $ 57.9       $ 54.1      $142.4      $143.5
     Other comprehensive income
      (expense):
       Foreign currency
        translation adjustment      (16.6)       (28.0)      (27.3)      (15.3)
       Foreign currency
        translation adjustment
        included in net earnings
        during the period                                     35.8
       Unrealized gain (loss)
        on investment securities
        arising during the period      .3          (.5)       (1.6)       (5.9)
       Loss on investment
        securities included in net
        earnings during the period                            10.5
       Tax benefit (provision)
        related to items of other
        comprehensive income          (.2)          .2        (3.4)        2.2
                                   -------      -------     -------      ------
     Other comprehensive income
      (expense), net of tax         (16.5)       (28.3)       14.0       (19.0)
                                   -------      -------     -------     ------
     Total comprehensive income    $ 41.4       $ 25.8      $156.4      $124.5
                                   =======      =======     =======     ======

     During the nine months ended March 31, 2000, a foreign currency translation adjustment was included in net earnings in conjunction with the sale of the blood analysis product line (see
     Note 3), and a loss on an equity investment security was included in net earnings in conjunction with the write-down of an investment security available for sale due to a decline in fair value no longer considered temporary (see Note 4).

     The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and, accordingly, are not recorded net of tax. As of March 31, 2000, the cumulative balances for foreign currency translation adjustment loss and the net unrealized gain on investment securities were $91.3 million and $.2 million, respectively. Investments as of March 31, 2000 and June 30, 1999 included a gross unrealized gain of $.3 million and a gross unrealized loss of $8.6 million, respectively.

12.  Supplemental cash flow information for the nine months ended
     March 31 included:
     (In millions)

                                                  2000        1999
                                                ---------   ---------
     Interest paid                               $ 65.4      $ 71.8
     Income taxes paid                            102.2       113.8
     Noncash investing and financing
      activities:
       Assumption of liabilities related
        to an acquisition                            .3          .5
       Issuance of stock for 401(k)
        employee matching contribution              6.3         6.0
       Fair value loss adjustment to securities    (1.6)       (5.9)

13. The Company's operations are principally managed on a product and services basis and are comprised of three reportable segments - Respiratory, Imaging and Pharmaceuticals. The Respiratory products primarily help diagnose, monitor and treat respiratory disorders. The Imaging products are used in radiology, cardiology and nuclear medicine primarily to diagnose disease. The Pharmaceuticals products are used primarily to control pain.

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
     (In millions)

                                  Quarter Ended            Nine Months Ended
                                     March 31,                  March 31,
                               ---------------------     ---------------------
                                2000         1999          2000         1999
                               ---------    ---------    ---------   ---------
     Net sales
      Respiratory              $ 273.8      $ 302.7      $  848.1     $  849.3
      Imaging                    186.9        191.6         563.6        571.5
      Pharmaceuticals            198.3        181.8         543.2        485.1
                               --------     --------     ---------    ---------
                               $ 659.0      $ 676.1      $1,954.9     $1,905.9
                               ========     ========     =========    =========

     Operating earnings
      Respiratory              $  30.6      $  41.2      $   98.8     $   95.2
      Imaging                     22.9         31.1          69.3         90.6
      Pharmaceuticals             34.6         35.5          81.1         73.1
                               --------     --------     ---------    ---------
                               $  88.1      $ 107.8      $  249.2     $  258.9
                               ========     ========     =========    =========


     Reconciliations of operating earnings for reportable segments to earnings from continuing operations before income taxes as reported in the Condensed Consolidated Statements of Operations follow (in millions):

                                   Quarter Ended            Nine Months Ended
                                      March 31,                  March 31,
                                ---------------------     ---------------------
                                 2000         1999          2000         1999
                                ---------    ---------    ---------   ---------
     Total operating earnings
      for reportable segments   $ 88.1       $ 107.8      $ 249.2      $ 258.9
     Corporate expense            (5.3)         (6.0)       (17.8)       (18.5)
                                -------      --------     --------     --------
     Consolidated operating
      earnings                    82.8         101.8        231.4        240.4
     Nonoperating income
      (expense), net              18.3           (.7)        34.6          2.7
     Interest expense            (15.9)        (21.4)       (55.0)       (64.5)
                                -------      --------     --------     --------
     Earnings from continuing
      operations before income
      taxes                     $ 85.2       $  79.7      $ 211.0      $ 178.6
                                =======      ========     ========     ========

     Results from operations for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. Normally, these seasonal factors tend to favorably impact net sales and operating earnings in the third and fourth quarters; however, the cold and influenza season in the current year was most significant in the second quarter.

14. The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. These activities include the following matters.

     In the Fall of 1997, the German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law.

     The Company understands that the German authorities are also reviewing the conduct of physicians and healthcare providers that were the recipients of these payments. This aspect of the investigation appears to have adversely affected some of the German subsidiaries' customer relationships. When compared to the same period last year, sales of x-ray contrast media and radiopharmaceutical products in Germany have declined during the first nine months of the current year by 15 percent in local currency, or approximately $8 million excluding the impact of translation, which was in part the result of a decline in market price.

     The Company cannot anticipate the outcome of the pending German investigations. At present, no charges have been filed against the Company's subsidiaries or their employees. There have been significant changes in the management of the German subsidiaries since the time of the seizures, and the Company has undertaken a review of its procedures governing payments to healthcare providers, both in Germany and elsewhere in Europe. The Company is also reviewing, with the advice of German counsel, whether the payments in question may result in any liability to German health insurers.

     The Company's subsidiary, Puritan-Bennett Corporation (Puritan-Bennett), is a defendant in an action that was filed on August 29, 1997 and is currently pending in the U.S. 10th Circuit Court of Appeals. This case relates to a 1996 Asset Purchase Agreement (Agreement) whereby Puritan-Bennett agreed to purchase certain assets of New Mexico Steel. The purchase price of the assets was $1.2 million. Said purchase price was to be adjusted upward or downward based upon post-closing schedules of inventory, accounts receivable and office equipment to be provided by Puritan-Bennett. Plaintiff alleges that Puritan-Bennett breached the Agreement by failing to deliver the post-closing schedules in a timely manner. On September 23, 1999, a jury returned a verdict against Puritan-Bennett and in favor of New Mexico Steel in the amount of $.4 million in compensatory and $5.0 million in punitive damages. On January 4, 2000, the U.S. District Court for the District of New Mexico reduced the punitive damages to $2.5 million. The Company believes that the verdict is not supported by the law or the facts of the case and is a product of passion and prejudice on the part of the jury. The Company intends to vigorously challenge this verdict and to seek a further reduction of the trial court's judgment on appeal.

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

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental investigations or remediations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at March 31, 2000 and June 30, 1999, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. The Company has recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites for matters that meet the policy set forth above. Related accruals at March 31, 2000 and June 30, 1999 of $121.7 million and $128.8 million, respectively, are included in current accrued liabilities and other noncurrent liabilities and deferred credits.

     See Part II, Item 1 "Legal Proceedings" for additional information about legal proceedings involving the Company.

15. Subsequent event - On May 8, 2000, the Company announced it had entered into a settlement with Nycomed Amersham plc (Nycomed Amersham) of patent litigation relating to OPTISON(*), the ultrasound contrast agent currently marketed by Mallinckrodt for diagnosis of cardiac wall abnormalities. The settlement also involves Molecular Biosystems, Inc., Mallinckrodt's ultrasound contrast product development partner, and Sonus Pharmaceuticals, Inc. (Sonus).

     Under terms of the settlement, Nycomed Amersham will receive from Mallinckrodt and Molecular Biosystems, Inc. a $10 million payment as well as royalties from Mallinckrodt on future ultrasound contrast product sales. Nycomed Amersham will also receive immediate joint access to OPTISON. Mallinckrodt and Nycomed Amersham have also agreed to collaborate on further joint development and commercialization of Mallinckrodt's OPTISON and of Nycomed Amersham's SONAZOID. In return, Nycomed
     Amersham grants Mallinckrodt a non-exclusive license under the Nycomed Amersham and Sonus patents and Mallinckrodt and Molecular Biosystems, Inc. grant Nycomed Amersham and Sonus the right to practice under their ultrasound patents. The agreement covers all markets around the world with the exception of the Pacific Rim and resolves key intellectual property disputes between the parties.

     In connection with the settlement of the patent litigation with Nycomed Amersham, the Company and Molecular Biosystems, Inc. restructured their agreement concerning OPTISON. Under the terms of the restructured agreement: (a) Mallinckrodt will assume full control of the OPTISON business, including responsibility for intellectual property disputes, clinical development and manufacturing; (b) Mallinckrodt will pay Molecular Biosystems, Inc. a reduced ongoing royalty of 5 percent on certain future sales of ultrasound contrast agents; and (c) Molecular Biosystems, Inc. will pay a total of $7 million of the intellectual property settlement with Nycomed Amersham, $3 million of which will be paid immediately.

     The terms of the settlement with Nycomed Amersham are not expected to have a material impact on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

Mallinckrodt had earnings from continuing operations and net earnings of $57.9 million, or 85 cents per share for the quarter ended
March 31, 2000, representing increases of 7 percent and 13 percent, respectively, from the $54.1 million, or 75 cents per share for the same period last year. Results for the current year period included a $5.3 million gain, net of tax, on the sale of the medical gas business and a $4.1 million charge, net of tax, for manufacturing consolidation related to the Respiratory segment. Excluding the impact of these two actions, earnings from continuing operations were $56.7 million, or 83 cents per share for the current three-month period.

During the quarter ended March 31, 2000, the Company recorded a pretax charge to cost of goods sold of $6.6 million, $3.7 million net of tax, for severance costs involving a previously announced manufacturing consolidation plan within the Respiratory segment. The charge relates to the termination of 260 employees primarily associated with critical care ventilation production in the United States. During the current quarter, no payments were made to the affected employees; however, the Company expects the accrued liability to be fully utilized by the end of 2001. In addition, during the quarter ended March 31, 2000, the Company recorded a pretax charge to cost of goods sold of $.7 million, $.4 million net of tax, primarily associated with employee transition bonuses and other items expensed as incurred to ensure an orderly transfer of manufacturing activities to Galway, Ireland. Expenses of this nature will continue to be incurred in future periods until the manufacturing consolidation plan is completed. The Company expects the fourth quarter pretax charge to be about $5 million.

During the second quarter of 2000, the Company recorded a noncash pretax charge to cost of goods sold of $8.2 million to write off assets, primarily inventory, associated with the manufacturing consolidation within the Respiratory segment. Accordingly, current year-to-date results include a pretax charge of $15.5 million related to the Respiratory manufacturing consolidation. Some products currently made and serviced are being discontinued, but the revenue and operating earnings associated with these products are not significant to the Respiratory segment. The manufacturing consolidation will begin to have a positive impact on earnings from continuing operations in 2001.

Net sales for the quarter ended March 31, 2000 were $659.0 million, or a 3 percent decline when compared to the same quarter of last year. Excluding sales of a divested business of $3.4 million in the Respiratory segment during the third quarter of 2000 and sales of divested businesses in the same quarter of last year in the Respiratory segment and the Imaging segment of $27.7 million and $2.4 million, respectively, sales increased 1 percent. In addition to the impact of divested businesses, the Company's sales for the quarter ended March 31, 2000 were negatively impacted by the effects of an early flu season and accelerated purchases due to Year 2000 concerns by certain customers. Results from operations for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. Normally, these seasonal factors tend to favorably impact net sales and operating earnings in the third and fourth quarters; however, the cold and influenza season in the current year was most significant in the second quarter. Sales to customers outside the United States were $211 million, or 32 percent of sales for the third quarter of 2000.

For the nine months ended March 31, 2000, the Company recorded earnings from continuing operations and net earnings of $142.4 million, or $2.04 per share. Results for the current year include a net pretax gain of $18.3 million, $5.6 million net of tax, associated with gains on the sale of the medical gas business and blood analysis product line, and charges associated with the manufacturing consolidation within the Respiratory segment and the write-down of an investment in an equity security. Excluding these transactions, earnings from continuing operations and net earnings were $136.8 million, or $1.96 per share. See Notes 1, 2, 3 and 4 of the Notes to Condensed Consolidated Financial Statements for additional information. Earnings from continuing operations for the same period last year were $120.9 million, or $1.68 per share. Net earnings for the nine-month period of last year were $143.5 million, or $1.99 per share and included a gain of $22.6 million net of tax, or 31 cents per share on the sale of a chemical additives business in July 1998 which related to a division reclassified to discontinued operations in 1998.

-----------------------------------------
[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this quarterly report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

Forward-looking statements are based on current expectations of future events. Such statements involve risks and uncertainties and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any such forward-looking statements are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; difficulties or delays in receiving required governmental or regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, and fiscal policies, laws, and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings, governmental investigations and patent disputes involving the Company; difficulties or delays in addressing "Year 2000" problems (as discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations); and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statements as a result of future events or developments.

Net sales for the first nine months of 2000 were $1.95 billion, which represents a 3 percent increase over the same period in 1999. Excluding current year sales of divested businesses in the Respiratory segment and the Imaging segment of $60.3 million and $.9 million, respectively, and sales of divested businesses in the prior year nine-month period in the Respiratory segment and the Imaging segment of $91.7 million and $7.8 million, respectively, sales increased 5 percent over the same nine-month period last year. Sales to customers outside the United States were $640 million, or 33 percent of sales for the first nine months of 2000.

A comparison of sales and operating earnings follows:
(In millions)


                              Quarter Ended            Nine Months Ended
                                March 31,                  March 31,
                           ---------------------     ---------------------
                             2000         1999         2000        1999
                           ---------    ---------    ---------   ---------
Net sales
  Respiratory              $ 273.8      $ 302.7      $  848.1     $  849.3
  Imaging                    186.9        191.6         563.6        571.5
  Pharmaceuticals            198.3        181.8         543.2        485.1
                           --------     --------     ---------    ---------
                           $ 659.0      $ 676.1      $1,954.9     $1,905.9
                           ========     ========     =========    =========

Operating earnings
  Respiratory              $  30.6      $  41.2      $   98.8     $   95.2
  Imaging                     22.9         31.1          69.3         90.6
  Pharmaceuticals             34.6         35.5          81.1         73.1
                           --------     --------     ---------    ---------
                              88.1        107.8         249.2        258.9
 Corporate expense            (5.3)        (6.0)        (17.8)       (18.5)
                           --------     --------     ---------    ---------
                           $  82.8      $ 101.8      $  231.4     $  240.4
                           ========     ========     =========    =========

The Respiratory segment reported sales for the quarter ended March 31, 2000 of $273.8 million or 10 percent below the sales recorded for the same period last year. Excluding sales from businesses divested, sales declined 2 percent from the prior year quarter. Components of the 2 percent sales decline were 2 percent volume growth offset by a 2 percent price decline and 2 percent foreign currency impact as a result of the strength of the U.S. dollar. Pulse oximetry had volume growth of 7 percent, ventilation and oxygen therapy volumes were comparable to the same period last year, and anesthesiology and respiratory disposables volumes declined 3 percent. Respiratory segment operating earnings for the quarter ended March 31, 2000 were $30.6 million. The divested blood analysis and medical gas businesses had a combined operating loss of $.9 million and operating earnings of $5.4 million for the three-month periods ended March 31, 2000 and 1999, respectively. Excluding a $7.3 million charge in the third quarter of the current year associated with the manufacturing consolidation plan discussed above and the impact of divested businesses, Respiratory operating earnings for the quarter were $38.8 million or 8 percent higher than the prior year results for the same three-month period determined on a comparable basis. The improvement in earnings is attributable to lower selling, general and administrative expenses.

For the first nine months of 2000, Respiratory segment sales were $848.1 million or about equal to the same period last year. Excluding sales from businesses divested of $60.3 million and $91.7 million for the nine-month periods of 2000 and 1999, respectively, sales were up $30 million or 4 percent over the first nine months of the prior year. Components of the 4 percent sales increase were 6 percent volume growth offset by a 1 percent price decline and a 1 percent negative foreign currency impact. Pulse oximetry sales grew $26 million over the comparable period of last year with volume up 14 percent and pricing down 3 percent. Operating earnings for the Respiratory segment were $98.8 million or 4 percent higher than the same period last year. Divested businesses in the Respiratory segment had combined operating earnings of $15.2 million and $19.6 million for the nine-month periods ended March 31, 2000 and 1999, respectively. Excluding a $15.5 million charge in the current year associated with the manufacturing consolidation plan and earnings related to divested businesses, operating earnings were $99.1 million, which is $23.5 million or 31 percent higher than the prior year nine-month period determined on a comparable basis. The improvement was primarily attributable to the strong volume growth of pulse oximetry.

The Imaging segment had sales for the quarter ended March 31, 2000 of $186.9 million or 2 percent below sales in the same three-month period last year. Pricing in x-ray contrast media was unchanged from last year, but volume declined 5 percent. Radiopharmaceutical volume and price increased 12 percent and 2 percent, respectively, while foreign currency had a 3 percent negative impact as a result of the strength of the U.S. dollar. Imaging segment operating earnings for the quarter ended March 31, 2000 declined 26 percent to $22.9 million compared to $31.1 million in the prior year period primarily due to lower sales and product mix.

For the first nine months of 2000, Imaging segment sales were $563.6 million or 1 percent below the same prior year period. The operating earnings of this segment during the first nine months of 2000 were $69.3 million or 24 percent below prior year. The factors impacting the third quarter results were the same for the nine-month period, with price declines in x-ray contrast media earlier in the year. Price declines within the x-ray contrast media business are expected to continue to be a factor in future quarters.

The Pharmaceuticals segment's sales for the quarter ended March 31, 2000 were $198.3 million or 9 percent greater than in the same period last year. The sales increase of $16.5 million was primarily attributable to volume increases in bulk and dosage narcotics. This increase was the result of increased demand and manufacturing capacity of bulk narcotics, the impact of new product introductions, and increased market share of dosage products. Operating earnings for the quarter ended March 31, 2000 for this segment were $34.6 million, which was 3 percent less than the $35.5 million recorded in the comparable period last year. The decrease in operating earnings was attributable to product mix and higher operating expenses, partially offset by the increased sales.

For the nine months ended March 31, 2000, Pharmaceuticals segment sales were $543.2 million or 12 percent greater than for the same prior year period. The sales increase of $58.1 million was attributable to volume increases in all product lines, but 80 percent of the increase was in bulk and dosage narcotics and was the result of the same factors as discussed for the third quarter. The bulk and dosage narcotic product lines sales increase of 28 percent was attributable to combined volume growth of 30 percent offset by price declines related to dosage narcotics. Operating earnings during the first nine months of 2000 were $81.1 million or 11 percent higher than the same period last year primarily due to increased sales.

CORPORATE MATTERS

Corporate expense declined 12 percent and 4 percent, respectively, for the third quarter and nine-month periods of 2000 compared to the corresponding prior year periods. The lower expenses were primarily the result of timing of certain expenses.

Nonoperating income, net was $18.3 million and $34.6 million for the quarter and nine months ended March 31, 2000, respectively. During the quarter, the Company recorded a pretax gain on the divestiture of the medical gas business of $17.4 million. In addition, during the first half of the current year the Company recorded a pretax gain on the divestiture of the blood analysis product line of $26.9 million and a pretax charge of $10.5 million related to the write-down of an investment in an equity security classified as available for sale due to a decline in fair value considered other than temporary. See Notes 2, 3 and 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding these transactions.

The Company's effective tax rates were 32.0 percent and 32.5 percent for the quarter and nine months ended March 31, 2000, respectively. Excluding the impact of the divestitures of the medical gas business and the blood analysis product line, the write-down of the equity investment discussed in the preceding paragraph, and the charge for the manufacturing consolidation effort underway in the Respiratory segment discussed in Results of Operations, the effective tax rates were 24.5 percent and 29.0 percent for the quarter and nine months ended March 31, 2000, respectively. The 24.5 percent rate in the third quarter includes a year-to-date adjustment of $3.4 million to arrive at the effective rate of 29.0 percent. The effective tax rate reduction is attributable to a shift in the Company's earnings mix toward low tax jurisdictions, a reduction in nondeductible goodwill amortization related to divested businesses, and the implementation of various ongoing tax initiatives. For the three- and nine-month periods of the prior year, the effective tax rates were 32.1 percent and 32.3 percent, respectively.

FINANCIAL CONDITION

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1999, cash and cash equivalents increased $.5 million. Operations provided $150.3 million of cash, while capital spending totaled $90.0 million. The Company received $215.4 million in proceeds from asset disposals. Payments on long-term debt were $200.5 million. The Company's current ratio at March 31, 2000 was 1.0:1. Debt as a percentage of invested capital was 48.7 percent at March 31, 2000.

At March 31, 2000, the Company had a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. There were no borrowings outstanding under the revolving credit facility at March 31, 2000. Commercial paper borrowings under this program were $252.3 million as of March 31, 2000. Non-U.S. lines of credit totaling $141.2 million were also available, and borrowings under these lines amounted to $22.7 million at March 31, 2000. The non-U.S. lines are cancelable at any time.

In May 1999, a $500 million shelf debt registration was declared effective by the Securities and Exchange Commission and at March 31, 2000, the entire amount remained available.

The Company had $200 million aggregate principal amount of 5.99 percent notes, which mature in 2010, and were redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on January 14, 2000. These notes had been classified as short-term. On January 14, 2000, the notes were redeemed at the request of the holders and refinanced with commercial paper.

The Company has $200 million aggregate principal amount of 6.3 percent notes, which mature in 2011 and are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on March 15, 2001. As of March 31, 2000, these notes have been classified as short-term.

The Company's common stock share repurchases have totaled 3.9 million shares during the nine months ended March 31, 2000. As of March 31, 2000, authorizations to repurchase an additional 6.1 million shares remain under previously approved resolutions of the Company's Board of Directors.

Estimated capital spending for the year ending June 30, 2000 is $140 million.

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

The program to address Year 2000 has been underway since February 1997. Both internal and external resources were used to assess and modify or replace non-compliant technologies, and to appropriately test Year 2000 modifications and replacements. The program is funded through operating cash flows. Based upon management's best estimates, the pretax costs incurred for this effort were approximately $10 million, $7 million and $1 million in 1999, 1998 and 1997, respectively. In 2000, the Company incurred an additional $2 million in pretax costs for program management and to complete monitoring and evaluations of key suppliers and business partners, program verification and contingency planning. As of March 31, 2000, the Year 2000 program is considered complete and no further actions or costs are anticipated.

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

The Company's European sales offices and various manufacturing and distribution facilities affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion. The Company is cognizant of the potential business implications of converting to a common currency; however, to date, it has not had a material impact on the results of operations. The ultimate financial impact of the conversion on the Company's operations will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and the potential actions which may or may not be taken by the Company's competitors and suppliers.

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

Once the Company becomes aware of its potential environmental liability at a particular site, the measurement of the related environmental liabilities to be recorded is based on an evaluation of currently available facts such as the extent and types of hazardous substances at the site, the range of technologies that can be used for remediation, evolving standards of what constitutes acceptable remediation, presently enacted laws and regulations, engineering and environmental specialists' estimates of the range of expected clean-up costs that may be incurred, prior experience in remediation of contaminated sites, and the progress to date on remediation in process. While the current law potentially imposes joint and several liability upon each party at a Superfund site, the Company's contribution to clean-up costs at these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the volumes of waste involved. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total clean-up, the recorded liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is disputed, existence of an allocation agreement, status of current action, and experience to date regarding similar matters. Current information and developments are regularly assessed by the Company, and accruals are adjusted on a quarterly basis, as required, to provide for the expected impact of these environmental matters.

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

During the quarter ended March 31, 2000, there were no material developments in the environmental proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as amended by the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 1999 and December 31, 1999, respectively, nor did the Company become aware of any new environmental proceedings requiring disclosure in this report.

General Litigation
------------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations.

Previously Reported Matters

The following is a discussion of material developments in certain matters previously reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as amended by the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999.

OPTISON Patent Litigation - On May 8, 2000, the Company announced it had entered into a settlement with Nycomed Amersham plc (Nycomed Amersham) of patent litigation relating to OPTISON, the ultrasound contrast agent currently marketed by Mallinckrodt for diagnosis of cardiac wall abnormalities. The settlement also involves Molecular Biosystems, Inc., Mallinckrodt's ultrasound contrast product development partner, and Sonus Pharmaceuticals, Inc. (Sonus).

Under terms of the settlement, Nycomed Amersham will receive from Mallinckrodt and Molecular Biosystems, Inc. a $10 million payment as well as royalties from Mallinckrodt on future ultrasound contrast product sales. Nycomed Amersham will also receive immediate joint access to OPTISON. Mallinckrodt and Nycomed Amersham have also agreed to collaborate on further joint development and commercialization of Mallinckrodt's OPTISON and of Nycomed Amersham's SONAZOID. In return, Nycomed Amersham grants Mallinckrodt a non-exclusive license under the Nycomed Amersham and Sonus patents and Mallinckrodt and Molecular Biosystems, Inc. grant Nycomed Amersham and Sonus the right to practice under their ultrasound patents. The agreement covers all markets around the world with the exception of the Pacific Rim and resolves key intellectual property disputes between the parties.

In connection with the settlement of the patent litigation with Nycomed Amersham, the Company and Molecular Biosystems, Inc. restructured their agreement concerning OPTISON. Under the terms of the restructured agreement: (a) Mallinckrodt will assume full control of the OPTISON business, including responsibility for intellectual property disputes, clinical development and manufacturing; (b) Mallinckrodt will pay Molecular Biosystems, Inc. a reduced ongoing royalty of 5 percent on certain future sales of ultrasound contrast agents; and (c) Molecular Biosystems, Inc. will pay a total of $7 million of the intellectual property settlement with Nycomed Amersham, $3 million of which will be paid immediately.

The Company continues to defend the OPTISON patent litigation, previously reported, brought by ImaRX Pharmaceutical Corp. and DuPont Pharmaceuticals. There were not any material developments in this litigation during the most recent quarter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                          Description
-------    -----------------------------------------------------------
10.24 Consulting Agreement with Ronald G. Evens, M.D., for the period from January 1, 2000 through December 31, 2000 (1) (filed with this electronic submission)

27 Financial data schedule for the quarter ended March 31, 2000 (filed with this electronic submission)

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


Date: May 10, 2000