Form 10-K
period 2000-06-30
MALLINCKRODT INC /MO
filed 2000-08-28
CIK 51396

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ___________________________

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended June 30, 2000

                                          OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                    to

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

                          ________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
                 Title of each class                   on which registered
                 -------------------                   -------------------
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

                           ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
          ---
                           _______________________________

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the July 31, 2000 shares outstanding and closing price of the registrant's common stock: $3,124,969,671

Applicable Only To Corporate Registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock: 68,305,348 shares as of July 31, 2000.

Documents Incorporated By Reference:  None

2000 FORM 10-K CONTENTS

Item                                                                                                 Page
----                                                                                                 ----
Part I:
        1.    Business.............................................................................     1
              Introduction.........................................................................     1
              General Factors Related to the Business..............................................     2
              International and Economic Risk Factors..............................................     2
              Operations...........................................................................     3
              Other Actions........................................................................    10
              Other Activities.....................................................................    11
        2.    Properties...........................................................................    13
        3.    Legal Proceedings....................................................................    13
        4.    Submission of Matters to a Vote of Security Holders..................................    19
              Executive Officers of the Registrant.................................................    19

Part II:
        5.    Market for Registrant's Common Equity and Related Stockholder Matters................    21
        6.    Selected Financial Data..............................................................    22
        7.    Management's Discussion and Analysis of Financial Condition and Results of Operations    23
        7A.   Quantitative and Qualitative Disclosures About Market Risk...........................    31
        8.    Financial Statements and Supplementary Data..........................................    32
        9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.    60

Part III:
       10.    Directors and Executive Officers of the Registrant...................................    60
       11.    Executive Compensation...............................................................    62
       12.    Security Ownership of Certain Beneficial Owners and Management.......................    69
       13.    Certain Relationships and Related Transactions.......................................    70

Part IV:
       14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    71

Signatures    .....................................................................................    76

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

Mallinckrodt and Tyco International Ltd. Agreement and Plan of Merger
---------------------------------------------------------------------

On June 28, 2000, Mallinckrodt Inc. and Tyco International Ltd. (Tyco) entered into an Agreement and Plan of Merger. Consummation of the merger is subject to various conditions, including the approval by Mallinckrodt's shareholders and the receipt of required regulatory approvals. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for additional information.

Transformation of the Company
-----------------------------

During the past several years, many significant steps have been taken to transform the composition of the Company. During the past four years, the transformation has involved the following:

     . On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture. The transaction generated a net value to the Company of $550 million.

     . On June 30, 1997, the Company sold the animal health segment for $405 million in cash. The Company retained certain liabilities.

     . On August 28, 1997, the Company acquired Nellcor Puritan Bennett Incorporated (Nellcor) through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. Nellcor is the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients.

     . During 1998, the Company sold, or committed to sell, its catalysts and chemical additives and Aero Systems divisions. These transactions generated cash proceeds of $305 million in 1998 and $56 million in 1999.

-----------------------------
[1] CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Our discussion and analysis in this annual report contain some forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "will," "anticipates," "believes," and other words of similar meaning. Such statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, the outcome of contingencies such as legal proceedings, market position, expenditures, and financial results.

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

Other recent acquisitions, divestitures and continuing investments in each of Mallinckrodt's businesses are described in the discussions of the business segments in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 3 of the Notes to Consolidated Financial Statements in Item 8.

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

General Factors Related to the Business

Results from operations and related working capital requirements for Mallinckrodt's Respiratory and Pharmaceuticals business segments are materially affected by seasonal factors primarily related to the common cold and influenza season. These seasonal factors tend to favorably affect sales and earnings of ventilators and pulse oximetry products (Respiratory), bulk and dosage narcotics, and acetaminophen (Pharmaceuticals) primarily in the fiscal third and fourth quarters.

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

Financial information about the business segments is in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in
Item 8, Financial Statements and Supplementary Data. Financial information about foreign and domestic operations is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8.

International and Economic Risk Factors

The Company operates globally, with manufacturing and distribution facilities in various countries, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Great Britain pound. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified. To minimize exposures to foreign currency exchange rates, which occur in the ordinary course of business, the Company purchases currency options.

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

Mallinckrodt's sales to customers outside the U.S. represented approximately 32, 32 and 33 percent of consolidated net sales in 2000, 1999 and 1998, respectively. Products are manufactured and marketed through a variety of subsidiaries and affiliates around the world. For additional information, see discussions of individual business segments included below; under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Item 8, Financial Statements and Supplementary Data.

Operations

The Company manufactures and distributes advanced innovative products for acute and chronic respiratory care, imaging products for disease diagnosis, and pharmaceutical products used in pain management. Principal products include pulse oximetry monitors and sensors which provide non-invasive monitoring of pulse rate and oxygen saturation, x-ray contrast media used in radiology and cardiology procedures, radiopharmaceuticals used in diagnostic nuclear medicine procedures, critical care and portable ventilators, home oxygen therapy products, airway management and other critical care devices, acetaminophen and bulk and dosage narcotics used in pain management, and laboratory and microelectronic chemicals used in analysis and the semiconductor industry.

The Company is comprised of three business segments - Respiratory, Imaging and Pharmaceuticals.


Net sales by segment were (in millions):

                                             2000       1999     1998
                                            ------     ------   ------
Respiratory...............................  $1,133     $1,144   $  991
Imaging...................................     769        780      764
Pharmaceuticals...........................     751        661      616
                                            ------     ------   ------
                                            $2,653     $2,585   $2,371
                                            ======     ======   ======

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion. The combination of Nellcor and Mallinckrodt's critical care division, which together comprise the Respiratory segment of the Company, created the worldwide market leader in providing products that monitor, diagnose and treat respiratory impaired patients. Product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, and sleep apnea diagnostic and therapy products.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon accounting principles generally accepted in the United States and estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill and is being amortized on a straight-line basis over 30 years.

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

The demand for price reductions from healthcare customer buying groups continued throughout 2000. This trend, which is expected to continue, had its most significant impact on the Company's Imaging segment, where the potential for generic competitive products and available manufacturing capacity continue to lower prices. In response to this market trend, in 1996, the Company entered into a multi-year agreement, with prices subject to periodic renegotiation, with Premier Purchasing Partners, L.P. (Premier), the group purchasing arm of Premier Inc. Premier, Inc. is a strategic alliance of approximately 215 independent not for profit health systems across 50 states. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's members are provided incentives to use Mallinckrodt products. Effective July 1, 1999, the corporate partnership agreement was extended two years through December 31, 2006, and the agreement now includes almost all Respiratory and Imaging segment products. For 2000, 1999 and 1998, net sales to hospital and healthcare facilities under the Premier agreement represented approximately 16 percent, 13 percent and 13 percent of net sales, respectively. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 2000.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8, Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information about business activities.

Respiratory
-----------

The Respiratory segment develops and markets products that diagnose, monitor and treat respiratory disorders, at virtually all points of care. Nellcor, the leader in pulse oximetry, acquired Puritan-Bennett Corporation, the leader in critical care ventilation, in 1995. Mallinckrodt, with the world leadership positions in airway management and other critical care devices, acquired Nellcor Puritan-Bennett in 1998. Today, the Company's respiratory product line is the broadest in the industry. The Respiratory segment is focused in five strategic businesses: Critical Care Systems composed of anesthesia and respiratory devices; Nellcor Oximetry, including monitors and sensors; Puritan-Bennett Ventilation and Service; Alternate Care composed of oxygen therapy, asthma management, sleep diagnostics and sleep therapy products; and the newest business unit, the Healthy Mother and Baby Division, which is engaged in launching fetal oxygen saturation monitoring in the United States.

Anesthesia and respiratory devices of the Critical Care Systems business unit include continuous core temperature monitoring systems, fluid warming and convective warm air temperature management systems, and endotracheal and tracheostomy tubes. Continuous core temperature monitoring and temperature management systems are utilized both in surgical procedures and post-operatively. The airway management product line consists of basic and specialty endotracheal tubes, a full range of disposables used in hospitals to connect the airway management products to anesthesia and ventilation machines, and tracheostomy tubes which are used in hospitals and alternate site facilities for maintaining airways during respiratory care. The Company's endotracheal and tracheostomy tubes are by far the world market leaders.

Nellcor Oximetry is the world leader in pulse oximetry, offering a wide range of products for clinical assessment in every healthcare setting including the home. From simple handheld devices to sophisticated bedside monitors, the Nellcor line offers choice in size, cost, performance and features. The Company offers the most comprehensive line of adhesive and reusable sensors for all patient types and applications. Oximetry product sales were 15 percent, 14 percent and 12 percent of Mallinckrodt's consolidated sales for 2000, 1999 and 1998, respectively.

Nellcor brand OEM oximetry modules are sold to manufacturers of multiparameter monitoring systems, which incorporate the Company's oximetry technology into their own systems. In 2000, the Company achieved double-digit sales growth of its OEM modules for the eighth consecutive year. In addition, Mallinckrodt has technology licensing agreements with major manufacturers including Agilent, GE/Marquette, Siemens and Spacelabs. Six new OEM customers were added in 2000, for a total of 85 OEM and licensee customers. These customers include medical equipment manufacturers in the United States, Europe, Asia, Japan and Latin America.

During 2000, the Company received 510(k) clearance for the Nellcor N-395* Pulse Oximeter. The N-395* features Oxismart*XL and SatSeconds* technology -- two advancements in pulse oximetry technology designed to reduce low saturation alarms, especially in poorly perfused patients and during motion. Since the product's introduction in October 1999, nearly 10,000 N-395* units have been sold.

In May 2000, Mallinckrodt unveiled the Intouch* system, a remote oximetry notification system utilizing Nellcor-brand oximeters to transmit alarm information directly to pagers worn by clinical staff. When activated, the Intouch* pager displays the bed number, alarm message, SPO2 value and pulse rate. By facilitating the use of oximetry in low nurse-to-patient ratio areas of the hospital, the system helps care givers provide constant vigilance in lower acuity areas such as step-down units, orthopedic units, pediatric and general care floors.

Another significant change in the oximetry product line is Mallinckrodt's decision to exit the multiparameter monitor market. Beginning July 1, 2000, Agilent Technologies (formerly Hewlett-Packard) will assume exclusive worldwide distribution for all models of the current Nellcor brand NPB-3900* and NPB-4000* series multiparameter monitors under the Agilent brand. This arrangement is expected to strengthen the Company's global market leadership position in oximetry, allow the Company to focus on innovation and excellence in its oximetry products and enhance its relationship with all its customers including OEM and licensee partners.

Puritan-Bennett Ventilation offers the world's most popular ventilator, the 7200* ventilator system. The 7200* series ventilator system is a critical care ventilator purchased primarily by hospitals to assist or manage patient respiration in a variety of acute care settings. The 7200* series ventilator is designed to ease the work of patient breathing and lessen patient discomfort.

During the fourth quarter of 1998, the Company received marketing clearance from the FDA to sell its new 840* ventilator, which is designed to become the world's leading infant-pediatric-adult critical care ventilator. During the second quarter of 1998, the Company received marketing clearance from the FDA for the 740* ventilator. The low operating and maintenance costs of the 740* ventilator make it ideal for use in developing countries and in subacute care facilities. In December 1998, the Company received FDA marketing clearance to sell the 760* ventilator.

During the second quarter of 2000, the Company received marketing clearance from the FDA to sell its new Achieva* portable volume ventilator in the United States. The product was launched in Europe in 1999. The versatility of the Achieva* enables it to work across multiple care sites, from subacute to home, with a variety of clinical applications. The introduction of this product rounds out the Company's full continuum of ventilators from the low end bilevels to highly sophisticated critical care ventilators.

The Company's service programs support customers during all stages of product ownership and assist healthcare providers in merging the most appropriate technology with the most cost effective methods, including CliniVision*, the market leading handheld computing tool used in tracking the care of respiratory impaired patients.

The Alternate Care business unit provides a wide range of products that address the needs of the rapidly growing home care market. The oxygen therapy and asthma management product family covers the entire range of oxygen therapy functions, from oxygen concentrators to portable liquid oxygen and conservation devices. The Company's spirometry systems measure lung capacity and performance through a complete line of devices targeted at hospital pulmonologists and primary care physicians. The Company also markets peak flow meters, peak flow monitors and other devices to help patients with asthma or other forms of chronic obstructive pulmonary disease (COPD) to better manage their conditions.

Diagnostic and therapeutic sleep products are used in hospital sleep laboratories to diagnose sleep problems and in a variety of other settings to monitor and treat sleep disorders.

In September 1999, the Company introduced Breeze*, a new revolutionary sleep gear for CPAP patients. It is designed to provide unsurpassed freedom of movement and is targeted to fit at least four out of five potential adult patients. Breeze* eliminates the need for confining straps and masks, providing an exceptional level of patient comfort.

In January 2000, the company launched Helios*, a new personal oxygen system that enables patients to return to a more active and healthy lifestyle without bulky, heavy equipment. A Helios* portable, weighing just over three pounds, allows an average patient to ambulate for ten hours. At the same time, it provides an attractive value proposition for home care providers by reducing the number of deliveries to the patient's home to as few as eight per year, compared to traditional liquid oxygen systems which require 32 to 40 deliveries per year.

During 2000, the Company released a series of CPAP units based on a new 418* platform. From the scaled down base model to the auto-CPAP unit, the 418* series provides the quietest range of CPAPs in the marketplace.

In June 2000, the Company introduced the new Suzanne* portable recording system that brings new levels of reliability and ease-of-use to sleep diagnosis. The fully portable Suzanne* can be used in sleep laboratories or in a patient's home. Its unique modular concept for plug-and-play custom configurations can record from 10 to 35 channels of a patient's physiological data.

The Company formed the Healthy Mother and Baby Division following the FDA approval in May 2000 of OxiFirst*, a fetal oxygen saturation monitoring system. The product has been marketed in Europe for the past two years. OxiFirst* has been shown to be safe and effective through the results of an extended randomized clinical trial in the United States. The product is intended to provide reassurance that the fetus is adequately oxygenated during periods of non-reassuring fetal heart rate patterns. Non-reassuring heart patterns occur in approximately 30 percent of all births. The Company believes that fetal oxygen saturation monitoring can help clinicians make more informed decisions regarding the status of a fetus during labor and delivery.

The Company formed the new Healthy Mother and Baby Division to focus on products that address the unmet clinical needs of mothers and their children from conception to the baby's first birthday. The Company plans to introduce additional products in this arena.

The Company entered into agreements with Agilent in 1995 and GE (Corometrics), Inc. in 1995 to incorporate the Company's fetal oximetry technology into integrated maternal fetal monitors provided by these leading suppliers. Both Agilent and Corometrics, Inc. are currently selling these integrated monitors outside of the United States.

Mallinckrodt's customers are physicians, other healthcare professionals, and home care providers. The Company's products are purchased throughout the hospital, including the intensive care unit, the operating theater, emergency room, general care floor, and labor and delivery rooms. The Company's products are sold in the major markets of the world principally through a direct sales force, assisted by clinical consultants, product specialists, corporate account managers, and selected distributors. The products are also sold into the alternate care market, including free standing surgical centers, subacute care and skilled nursing facilities, physicians' offices, clinics, ambulatory care settings, and the growing home market.

In January 1999, the Company acquired Life Design Systems, Inc. (LDS), a Dallas, Texas based developer and manufacturer of resuscitation bags and related accessories. LDS produces resuscitation bags with carbon dioxide detection capability in a range of sizes from infant to adult. This acquisition was accounted for under the purchase method of accounting.

In December 1999, the Company sold the HemoCue business that manufactured and marketed in vitro blood testing products. In January 2000, the Company sold the medical gas business which included gas production facilities and distribution branches. During 1999, Medical Gas Distribution Systems (MGDS) and Crow River Industries (including its subsidiary company, Mobility Products and Design) were divested. The financial statements include the results of these businesses prior to sale; however, the associated earnings and assets were not material to Mallinckrodt.

Respiratory manufacturing facilities are located in Athlone, Ireland; Carlsbad, California; El Paso, Texas; Galway, Ireland; Indianapolis, Indiana; Irvine, California; Johannesburg, South Africa; Juarez, Mexico; Mirandola, Italy; Nancy, France; Plymouth, Minnesota; St. Charles, Missouri; and Tijuana, Mexico. Mallinckrodt owns the Athlone, Carlsbad, Galway, Mirandola and Nancy facilities, and all other sites are leased.

All the manufacturing facilities of the Respiratory segment, with the exception of Juarez and Tijuana, Mexico, also serve as distribution sites.

The manufacturing of the 840* ventilator and portions of the oximetry production will be relocated from Carlsbad, California to Galway, Ireland during 2001 to take advantage of manufacturing synergies and tax incentives which will ensure a long-term competitive cost position.

For information about legal activities involving the Respiratory segment, see the Other Litigation section of Legal Proceedings in Item 3.

Imaging
-------

The Imaging segment includes the manufacture, sale and distribution of contrast media and nuclear medicine products used in radiology, cardiology and nuclear medicine.

Radiology products include x-ray contrast media (ionic and nonionic), ultrasound contrast agents, magnetic resonance imaging (MRI) agents, and catheters for use in diagnosis and therapy. These products are marketed in the U.S. principally by a direct sales force. Internationally, these products are marketed through direct sales forces and distributors.

Cardiology products are directed toward meeting the needs of both invasive and non-invasive cardiology in diagnosing and treating diseases of the cardiovascular system. The business currently offers both ionic and nonionic contrast agents, ultrasound contrast agents, and interventional catheters and related supplies. These products are sold directly to hospitals, primarily by a dedicated sales organization within Mallinckrodt's direct sales force. Radiology and cardiology x-ray contrast media sales were 14 percent, 15 percent and 18 percent of Mallinckrodt's consolidated sales for 2000, 1999 and 1998, respectively.

Since its introduction in the U.S. eleven years ago, Optiray*, a low osmolar, nonionic x-ray contrast medium, has been widely accepted in both radiology and cardiology procedures. Optiray* began to be introduced outside the U.S. in 1991. To source growing Optiray* volumes in the international market, the Company opened a production facility in Dublin, Ireland during 1994 for the manufacture of Optiray* in its bulk drug form. In addition, capacity expansion projects at Mallinckrodt's existing plant in St. Louis, Missouri were completed in 1994 and again in June 1997. Mallinckrodt has also made investments at its Dublin and St. Louis facilities to implement a new process for the synthesis of Ioversol, the key component of Optiray*, resulting in lower costs and improved quality. The Dublin, Ireland facility began producing product utilizing the new process in February 1998 and the project is expected to be completed at the St. Louis manufacturing site in the fourth quarter of calendar year 2000.

In June 1990, Mallinckrodt introduced Ultraject*, a patented innovation in x-ray contrast media agent administration. This prefilled syringe provides a more efficient, convenient and safer method of delivering contrast agents. Ultraject* allows Mallinckrodt to differentiate its x-ray contrast media offering by providing advantages over traditional glass bottles and vials because it reduces handling hazards and the potential for dosage error. In January 1996, Mallinckrodt acquired Liebel-Flarsheim Company of Cincinnati, Ohio to enhance its position in the contrast imaging arena. Liebel-Flarsheim's products include x-ray contrast media power injectors for angiography and CT, x-ray components, and specialized equipment for diagnostic urology procedures. In January 2000, Mallinckrodt introduced a new MRI power injector, OptiSTAR*, that can use Mallinckrodt's new OptiMARK* prefilled Ultraject* syringe.

In September 1996, Mallinckrodt signed a collaboration agreement with Epix Medical Inc., formerly known as METASYN, Inc., to co-develop a blood pool MRI agent. Mallinckrodt had worldwide manufacturing rights for the products developed and had selling and marketing rights to them for all countries, except Japan.

In 2000, Mallinckrodt decided to seek a partner in the development of this bloodpool MRI agent. In May 2000, Mallinckrodt, Epix Medical, and Schering A.G. entered into a new collaboration agreement. Through this new agreement, Mallinckrodt recovers a portion of its program expenditures. Mallinckrodt received $10 million on closing and will receive an additional $2.5 million when the product's NDA is filed and $2.5 million on NDA approval. Mallinckrodt will also receive a portion of the operating margins from the sale of the product and will continue to manufacture the product. Mallinckrodt will not be obligated to fund the future development of the product.

In December 1999, Mallinckrodt received clearance to market its new MRI agent, OptiMARK*, from the FDA. OptiMARK* is designed for use in MRI diagnostic procedures to provide increased enhancement and visualization of lesions of the brain, spine and liver, including tumors. The MRI market in the U.S. is approximately $150 million and is growing 12 to 15% annually. Mallinckrodt is manufacturing this product at its St. Louis, Missouri and Raleigh, North Carolina facilities.

During 1989, Mallinckrodt acquired less than two percent of the then outstanding common shares of Molecular Biosystems, Inc. (MBI) of San Diego, California. Mallinckrodt also obtained exclusive marketing rights in the Western Hemisphere for Albunex*, a new ultrasound contrast agent. The FDA approved Albunex* in August 1994 and Mallinckrodt launched the product in the second quarter of 1995.

On September 7, 1995, Mallinckrodt and MBI entered into a new investment agreement and an amended and restated distribution agreement (ARDA) for Albunex* and OPTISON* (FS069), a new ultrasound contrast agent then in development. Under the new investment agreement, Mallinckrodt made an additional equity investment of $13 million in MBI bringing Mallinckrodt's total ownership of MBI's common stock to approximately 9.8%. Under ARDA, Mallinckrodt agreed to partially fund OPTISON* clinical development and make various milestone payments to MBI. In December 1996, Mallinckrodt and MBI extended ARDA to grant Mallinckrodt exclusive distribution rights for OPTISON* in Europe, Africa, most of Asia, Australia and New Zealand. The FDA approved Albunex* in June 1997 for the diagnosis of fallopian tube patency as part of infertility work up.

On December 31, 1997, the FDA approved OPTISON*. Mallinckrodt launched the product in the United States on January 2, 1998. OPTISON*, the first of the perflourocarbon-containing ultrasound agents to reach the market, enables physicians to enhance resolution of anatomical structure where ultrasound alone is inadequate. The product is specifically indicated for use in patients with suboptimal echocardiograms to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders. Ultrasound cardiac imaging has several advantages over other imaging methods. It is minimally invasive, relatively inexpensive and can provide a real-time image.

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

In April 1999, Mallinckrodt announced it had reached an agreement in principle with MBI under which MBI would transfer the manufacture of OPTISON* to the Company, and the Company would assume responsibility for funding all cardiology, as well as radiology, clinical trials for OPTISON* in the U.S. The parties executed a definitive agreement (ARDA II) on September 30, 1999, with an effective date as between the parties retroactive to March 1, 1999.

In May 2000, Mallinckrodt and Nycomed Amersham plc (Nycomed) announced an intellectual property settlement had been agreed to by the two companies, MBI and Sonus Pharmaceuticals Inc. (Sonus). The agreement covers all markets around the world with the exception of the Pacific Rim and resolves key intellectual property disputes among the parties, including ultrasound bubble composition. Under terms of the settlement, Mallinckrodt and MBI paid Nycomed $10 million for the right to use certain patents. Mallinckrodt will also pay royalties to Nycomed on future ultrasound contrast product sales. Nycomed also received immediate joint access to OPTISON*. Mallinckrodt and Nycomed have agreed to collaborate on further joint development and commercialization of OPTISON* and of Nycomed's product, SONAZOID, which is currently undergoing regulatory review in Europe and the United States. In return, Nycomed grants Mallinckrodt a non-exclusive license under the Nycomed and Sonus patents and Mallinckrodt and Molecular Biosystems grant Nycomed and Sonus the right to practice under their ultrasound patents.

In May 2000, Mallinckrodt and MBI announced the restructuring of their relationship concerning OPTISON*. Under the terms of this new agreement, Mallinckrodt agreed to assume full control of the OPTISON* business, including responsibility for intellectual property disputes, clinical development, manufacturing and real estate. The parties agreed to reduce the royalty payable by Mallinckrodt to MBI on sales of ultrasound contrast agents in the Mallinckrodt territory to 5%. MBI also agreed to pay a total of $7 million as part of the above referenced intellectual property dispute with Nycomed and Sonus, $3 million of which was paid up front.

The Company continues to be involved in other litigation in which the manufacture and sale of OPTISON* is alleged to infringe upon patents held by the plaintiffs therein. For additional information about this litigation, see the Other Litigation section of Legal Proceedings in Item 3.

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

In August 1999, Mallinckrodt and Palatin Technologies (Palatin) signed an agreement under which Mallinckrodt licensed LeuTech*, a radiolabeled monoclonal antibody for diagnosing infections. Under the agreement, Mallinckrodt paid to Palatin a licensing fee of $.5 million and an additional $13 million to purchase 700,000 restricted unregistered shares of Palatin preferred stock. Milestone payments of an additional $10 million will be paid on FDA approval of the first LeuTech* indication and on attainment of certain sales goals. Mallinckrodt will also reimburse Palatin for 50% of all ongoing LeuTech* development costs. Palatin will manufacture the product and receive a transfer price and a royalty on LeuTech* sales. In February 2000, the FDA accepted for its full review the Biologics License Application for LeuTech.*

In September 1999, Mallinckrodt signed an agreement with UroCor, Inc. (UroCor) to sell brachytherapy sources (prostate cancer radiotherapy). The agreement gives Mallinckrodt a license to sell and distribute UroCor's new radiation treatment for prostate cancer in the U.S. through Mallinckrodt's nationwide nuclear pharmacy network. The product, ProstaSeed* I-125 radioactive sources, has received 510(k) clearance from the FDA. ProstaSeed* sources are small, radioactive pellets which are implanted in a patient's prostate under ultrasound guidance to destroy the tumor. This treatment, called brachytherapy, is increasingly selected by early stage prostate cancer patients. Approximately 200,000 new cases of prostate cancer are diagnosed in the U.S. each year, and about 60% of these are potentially treatable by brachytherapy. The current U.S. market for such seed implants is approximately $150 million annually.

In March 2000, Mallinckrodt announced the signing of an agreement with International Brachytherapy sa (Ibt) to promote, sell and distribute Ibt's brachytherapy implants in Europe to treat prostate cancer. The agreement includes palladium and iodine implants used for the treatment of localized prostate cancer. It covers all of the European continent as well as Africa and the middle Orient. It is a five-year agreement with annual minimum sales levels and provides for Mallinckrodt to pay Ibt 1.8 million Euros for the distribution rights.

On August 20, 1999, the Company sold the manufacturing facility in Angleton, Texas and the associated diagnostic catheter product line produced at this location. Two Canadian pharmacies were sold to Dupont in April 2000. The financial statements include the results of these businesses prior to sale; however, the associated earnings and assets were not material to Mallinckrodt.

Imaging manufacturing facilities are located in Cincinnati, Ohio; Maryland Heights, Missouri; Mexico City, Mexico; Mulhuddart, Ireland; Petten, the Netherlands; Pointe Claire, Canada; Raleigh, North Carolina; St. Louis, Missouri and San Diego, California. Mallinckrodt owns these facilities. The Company also operates 38 nuclear pharmacies located in population centers throughout the U.S. and one in London, England.

The Imaging business distributes products through owned facilities in Cincinnati, Ohio; Dublin, Ireland; Maryland Heights, Missouri; Petten, the Netherlands; Pointe Claire, Canada; Raleigh, North Carolina, and leased facilities in Chino, California; Harrisburg, Pennsylvania; Kansas City, Missouri and all the nuclear pharmacies.

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

Mallinckrodt expanded its product offering in healthcare by acquiring an analgesic pharmaceutical product line from King Pharmaceuticals, Inc. in 1996. In November 1996, Mallinckrodt acquired D.M. Graham Laboratories, Inc. of Hobart, New York. Graham Laboratories is a contract manufacturer of both tablet and capsule dosage pharmaceuticals and a licensed producer of a variety of medicinal narcotic substances. In September 1999, the Company announced expansion plans for the Hobart, New York facility with a new distribution and packaging center scheduled for completion in 2002.

The Company expanded its capacity at its St. Louis, Missouri site to manufacture pharmaceutical intermediates and additives with the addition of an FDA registered facility in 1997. In August 1999, the Company announced a $24 million, two-year expansion project to add manufacturing capacity for its bulk narcotic products in St. Louis, Missouri. The APAP manufacturing at the Raleigh, North Carolina facility has been incrementally expanded over the past few years, while costs have been reduced. Capacity of the Derbyshire, England para-aminophenol (PAP, a precursor of APAP) manufacturing plant has also been significantly increased. Mallinckrodt also upgraded its Compap* production facility in Greenville, Illinois in 1997.

Pharmaceuticals products are manufactured and distributed from Derbyshire, England; Deventer, the Netherlands; Greenville, Illinois; Hayward, California (manufacturing only); Hobart, New York; Mexico City, Mexico; Paris, Kentucky; Phillipsburg, New Jersey; Raleigh, North Carolina; St. Louis, Missouri; and Torrance, California. Mallinckrodt owns all the facilities except Torrance, California, which is leased.

Other Actions

Discontinued Operations
-----------------------

In 1998, the Company sold or committed to sell the catalysts and chemical additives and Aero Systems divisions. Certain liabilities for environmental, litigation and employee benefits remain with the Company. The last portion of the catalysts and chemical additives division was sold on July 31, 1998.

On June 30, 1997, the Company sold its animal health segment for cash plus the assumption of certain liabilities. Certain environmental liabilities, facility leases and liabilities for employee benefits, including postretirement benefits, were retained by the Company. During 1998, the Company recorded a charge related to settlement costs from the sale.

On March 31, 1997, the Company disposed of Fries & Fries, Inc., a wholly owned subsidiary which owned the Company's 50 percent interest in Tastemaker, which was the flavors joint venture.

The results of these transactions and the results of operations from these businesses have been reclassified to discontinued operations in prior years. For additional information about discontinued operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 3 of the Notes to Consolidated Financial Statements in Item 8.

Other Activities

Research and Development
------------------------

The Company performs applied research directed at development of new products, development of new uses for existing products, and improvement of existing products and processes. Research and development programs include laboratory research as well as product development and application. The Company's development activities are focused on marketplace needs. Internal research efforts in each of its business segments are supplemented with third-party and university technical agreements. Research and development expenses, excluding purchased research and development as a result of the Nellcor acquisition in 1998, were $145.8 million, $152.2 million and $145.0 million in 2000, 1999 and 1998, respectively.

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

Patents, Trademarks and Licenses
--------------------------------

Mallinckrodt owns or licenses in excess of 1,800 United States and foreign patents that expire at various times over the next twenty years. Mallinckrodt owns or licenses in excess of 1,750 United States and foreign trademarks. The Company also currently has pending approximately 890 United States and foreign patent applications and over 270 United States and foreign trademark applications. No single patent or trademark is considered to be essential to the Company as a whole, but in the aggregate, the patents and trademarks are of material importance to the Company.

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

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 2000, $5 million in 1999, and $6 million in 1998. The Company currently estimates that environmental capital expenditures during 2001 and 2002 will be $22 million and $21 million, respectively.

The Company had previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites. Related accruals of $122.6 million at June 30, 2000 are included in current accrued liabilities and other noncurrent liabilities and deferred credits. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any recovery is contingent upon a successful outcome and has not been recognized in the Company's results of operations. The Company has recognized the costs and associated liabilities only for those matters that are in its view probable and estimable. Based upon information currently available, management believes that existing accrued liabilities are sufficient and that it is not reasonably possible at this time that any additional liabilities will result from the resolution of these matters that would have a material adverse effect on the Company's consolidated results of operations or financial position.

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

The Nuclear Regulatory Commission (NRC) has conducted an Augmented Inspection at the Company's Maryland Heights, Missouri facility in response to the Company's notification letters of May 12, 2000 and May 26, 2000 indicating that certain employees had been exposed to radiological sources above allowable limits. The NRC and the Company entered into a Confirmatory Order Modifying License (Order) issued on June 23, 2000, which identifies certain corrective actions to complete at the Company's Maryland Heights, Missouri facility as a result of the exposures and requires an amendment to its NRC License No. 24-04206-01.

The NRC issued a written report on its Augmented Inspection on July 17, 2000. Furthermore, the NRC conducted an enforcement inspection on July 17-19, 2000 at the Company's Maryland Heights, Missouri facility to review possible notices of violation. Any potential violations will be identified in an inspection report and issued by September 2000. The Company cannot predict the outcome of the enforcement inspection, but does not believe any potential notices of violations and fines or penalties will have a material impact on the Company's consolidated results of operations.

In the Fall of calendar 1997, the German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law.

The Company understands that the German authorities are also reviewing the conduct of physicians and healthcare providers that were the recipients of these payments. This aspect of the investigation appears to have adversely affected some of the German subsidiaries' customer relationships. When compared to the same period last year, sales of x-ray contrast media and radiopharmaceutical products in Germany have declined during 2000 by 17 percent in local currency, or approximately $11 million excluding the impact of translation, which was in part the result of a decline in market price.

The Company cannot anticipate the outcome of the pending German investigations. At present, no charges have been filed against the Company's subsidiaries or their employees. Settlement discussions are underway with the German authorities. There have been significant changes in the management of the German subsidiaries since the time of the seizures, and the Company believes it has terminated those who were responsible. In addition, the Company has undertaken a review of its procedures governing payments to healthcare providers, both in Germany and elsewhere in Europe. The Company is also reviewing, with the advice of German counsel, whether the payments in question may result in any liability to German health insurers. Based upon currently available information, the Company does not believe that the German investigation will have a material impact on the Company's consolidated results of operations or financial position.

See the Environmental Matters section of Legal Proceedings in Item 3, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note 21 of the Notes to Consolidated Financial Statements in Item 8 for additional information.

Employees
---------

Mallinckrodt had 12,265 employees at June 30, 2000, consisting of 6,879 U.S. based employees and 5,386 employees outside the U.S.

Labor Relations
---------------

In the U.S., the Company has eight collective bargaining agreements with eleven international unions or their affiliated locals covering 824 employees. One agreement covering 70 employees was negotiated during 2000, with no work stoppages. One agreement covering 202 employees will expire in 2001. Seven operating locations outside the U.S. have collective bargaining agreements and/or work counsel agreements covering approximately 938 employees. Recent wage and benefit increases were consistent with competitive industry and community patterns.

ITEM 2. PROPERTIES

Information regarding the principal manufacturing and distribution properties of Mallinckrodt is included in the Operations and Other Activities sections of Business in Item 1.

The Company leases space for its international operations in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Philippines, Poland, Portugal, Puerto Rico, Singapore, South Africa, Spain, Sweden, Switzerland and United Kingdom. Additionally, Mallinckrodt leases office space in Pleasanton, California and St. Louis, Missouri.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters
---------------------

The Company is actively involved in the investigation or remediation of, or is addressing potential claims of, alleged or acknowledged contamination at approximately 22 currently or previously owned or operated sites and at approximately 13 off-site locations where its waste was taken for treatment or disposal. These actions are in various stages of development and generally include demands for reimbursement of previously incurred costs, or costs for future investigation and/or for remedial actions. In many instances, the dollar amount of the claim is not specified. For some sites, other potentially responsible parties may be jointly and severally responsible, along with the Company, to pay for any past remediation and other related expenses. For other sites, the Company may be solely responsible for remediation and related costs. The Company anticipates that a portion of these costs will be covered by insurance or third party indemnities. A number of the currently pending matters relate to historic and formerly owned operations of the Company.

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

The following is a brief discussion of certain pending environmental proceedings which the Company believes, based on currently available information, are most significant:

Orrington, ME - Hanlin Group, Inc. (Hanlin) purchased a chemical manufacturing facility located in Orrington, Maine from the Company in 1982. In April 1989, Hanlin filed suit in the U.S. District Court for the District of Maine alleging that the Company had operated the facility in violation of federal and state environmental laws. More specifically, Hanlin asserted that the Company had allowed the discharge of unlawful amounts of mercury, contaminating the soil, air, groundwater and adjoining waterways. The parties settled these claims in 1991. The facility was subsequently sold to HoltraChem Manufacturing Company, L.L.C. (HoltraChem); the settlement agreement was assigned to HoltraChem as part of the sale. Under the settlement agreement, the Company agreed to pay specified costs of a study ordered by the United States Environmental Protection Agency
(EPA). A final Site Investigation has been completed by the Company and submitted to EPA and the State of Maine Department of Environmental Protection (Maine DEP) on December 29, 1998. The Company and HoltraChem met with the Maine DEP and EPA in April 1999 to discuss the conclusions of the Site Investigation. The Company received comments on the Site Investigation Plan from the agencies in April 2000. The Company and HoltraChem disagreed with many of the comments. The Company and HoltraChem gave notice to EPA invoking dispute resolution in May 2000, under the terms of the Consent Decree between EPA and HoltraChem. The Company, HoltraChem, EPA and Maine DEP are attempting to resolve these issues. Costs of implementing remedial action at the site will be shared by the Company and HoltraChem on a yet-to-be agreed basis. If the parties cannot reach agreement, the matter will be referred to binding arbitration.

On June 21, 1999, the Company and HoltraChem Manufacturing Company, LLC received a Notice of Intent to Sue (Notice) under Section 7002(a)(1)(B) of the Resource Conservation and Recovery Act (RCRA) sent by the Natural Resources Defense Council, Inc. (NRDC) and the Maine People's Alliance. This Notice was based on alleged mercury contamination of the Penobscot River from the Orrington, Maine chlor-alkali facility. The parties attempted to negotiate a settlement of this matter and made some progress, but could not settle the matter. The NRDC sued Mallinckrodt and HoltraChem on April 10, 2000 in the United States District Court for the State of Maine. The Company and HoltraChem filed Motions to Dismiss on June 12, 2000. These were based on standing and ripeness because Mallinckrodt believes that the current RCRA Corrective Action process being conducted at the site under a Federal Consent Decree with EPA preempts this lawsuit and makes the relief sought moot. This case will be set on the complex tract, but will be moved along the docket promptly based on meetings with the magistrate and practice of the Maine federal court docket. A trial date of June 2001 is expected.

Auburn Hills, MI - The Company is a defendant in an action that was filed on January 13, 1986 and is currently pending in the U.S. District Court for the Eastern District of Michigan, styled Frank J. Kelley and the City of
                                     -------------------------------
Pontiac v. Great Lakes Container Corporation, et al, relating to a drum
---------------------------------------------------
reconditioning facility located in Auburn Hills, Michigan that was leased and operated by the Company in the 1970s. The State of Michigan (State) and the present owner of the facility, Columbus Steel Drum Company, Inc., claim that the Company is jointly and severally liable, along with approximately twenty other former owners and operators of the facility, for alleged contamination of soil and groundwater resulting from improper disposal practices. The State seeks remedial measures at the site and reimbursement for costs incurred to date. The current owner seeks reimbursement for previously incurred clean-up costs and compensation for damages to the site. The Company denies any violation of applicable law on its part. The Company has filed a third-party complaint against approximately 110 parties that sent drums to the facility, seeking contribution for damages that might be assessed against the Company.

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

MDEQ hired a consultant to complete these further studies at the site. MDEQ concluded that further additional investigation was necessary before defining a final RAP for the site. The Company and the other major parties held several mediation sessions with MDEQ and the State of Michigan. These sessions were to negotiate both past cost claims and discuss the terms of a final RAP. After several mediation sessions, the parties have not negotiated a resolution. The judge believes mediation attempts have failed and will set a trial date for September or October 2000.

St. Louis, MO/CT Decommissioning - The Company processed certain ores, columbium and tantalum, under license with the Nuclear Regulatory Commission (NRC) from the 1960s through 1986. Pursuant to NRC regulations, the Company is required to complete decommissioning of the processing areas, buildings and soil on the site where manufacturing occurred. The Company submitted a Phase I Decommissioning Plan to NRC in November 1997 and received NRC comments in February 1999. The Company revised the Phase I Plan based on NRC comments and expects final NRC approval by September 2000. The Company has received additional time to develop the Phase II Decommissioning and Decontamination Plan to submit to the NRC.

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

Raleigh, NC - The Company's bulk pharmaceutical facility has been operating since the mid 1960s. It has a Resource Conservation Recovery Act (RCRA) Part B permit which requires the facility to undergo corrective action. There are several phases to the corrective action process. The Company has worked with federal and state agencies to identify certain Solid Waste Management Units (SWMUs). The Company received its permit and submitted a RCRA Facility Investigation Work Plan (RFI Work Plan) to the North Carolina Department of Environment, Health and Natural Resources (Agency) proposing to investigate the SWMUs. The Agency identified certain technical issues concerning the RFI Work Plan and the Company has been responding to these issues through revisions to the RFI Work Plan. Final approval of the RFI Work Plan was issued in December 1997. The North Carolina Department of Environment, Health and Natural Resources approved the Company's Phase II Remedial Investigation Plan. The Company will implement the Plan.

Animal Health Business Properties - The Company sold its animal health business in June 1997 to Schering-Plough Corporation (S-P) and provided an environmental indemnity to S-P. This indemnity covered both U.S. facilities and international facilities. The indemnity lasts for a term of fifteen years and is limited to claims arising from activities and uses of the property prior to closing. The Company is working with S-P and the Indiana Department of Environmental Management (IDEM) to resolve certain issues regarding the Resource Conservation and Recovery

Act (RCRA) requirements at the Terre Haute, Indiana facility. The facility had begun the RCRA Corrective Action process, but decided to allow the RCRA Part B permit to expire. Mallinckrodt and S-P have determined to proceed under the IDEM's voluntary remediation program (VRP). IDEM accepted the plan; however, S-P has sold this facility and the Company has not finalized execution of the plan.

Under the terms of the indemnity, S-P had the option to conduct baseline environmental assessments at all of the properties transferred. S-P has completed initial baseline assessments and has made certain claims against the Company under the indemnity. Furthermore, the Company transferred several facilities to S-P as part of the sale of the Company's animal health business in the following South American locations: Buenos Aires, Argentina; Cali, Colombia; Cotia, Brazil; Itu, Brazil; and Luque, Paraguay. During the baseline study performed in connection with the sale, chemical constituents were identified at these sites. Based on the information obtained upon completion of the baseline study, S-P determined that it needed to further delineate the extent of any potential contamination. The Company has hired outside consultants to assist it in evaluating the environmental requirements of the various countries to determine if additional investigation and/or remediation is necessary or required. The Company has determined that additional investigation at these facilities is not necessary. Furthermore, S-P has not made formal claims regarding these sites.

The Company recognized the estimated incremental expense associated with the indemnification of environmental liabilities in the loss recorded on the sale of the business in 1997. The Company intends to vigorously defend its position in connection with the environmental matters in connection with the formerly owned animal health business.

Erie, PA (Calsicat) - The Company sold its facility located in Erie, Pennsylvania to Engelhard Corporation (Engelhard) in May 1998. This facility manufactures a variety of specialty catalysts. As part of the transaction, the Company provided an environmental indemnity to Engelhard. The Company has an obligation to jointly manage any on-site liabilities covered by the indemnity, which require remediation. The Company and Engelhard are working together to address an ongoing groundwater collection and soil remediation project at the site. This project is being managed under the oversight of the Pennsylvania Department of Environmental Protection (PADEP). The Company and Engelhard have applied to participate under the Pennsylvania voluntary remediation program for the current groundwater collection system. The PADEP has indicated the voluntary remediation proposal is feasible. The Company has accruals to address the ongoing remediation projects and potential environmental claims under the indemnity.

Allentown, PA (Trimet) - The Company sold its operations in Allentown, Pennsylvania to Geo Specialty Chemicals, Inc. (Geo) in July 1998. This facility currently manufactures formaldehyde and a limited number of specialty chemicals. The facility was historically operated as an explosives manufacturing plant. The Company retained a portion of the property where no manufacturing activities currently occur. The Company provided an environmental indemnity to Geo for certain environmental activities which may be required by governmental agencies, and a more limited indemnity for potential environmental claims arising from the actions of Geo.

In addition to the indemnity, the Company has retained responsibility for completion of the closure of a wastewater lagoon. The Company had presented a remediation plan to the Pennsylvania Department of Environmental Protection (PADEP) which includes consolidation of the wastewater lagoon sludges in one of the onsite lagoons. PADEP had not issued approval of consolidation. Therefore, the Company is in the process of discussions with PADEP and is coordinating these activities with Geo. The Company is evaluating alternatives to on-site closure. The Company has established a reserve to address the ongoing remediation projects, potential environmental claims under the indemnity, and other potential environmental issues.

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

The parties have continued to meet with the Utah Department of Environmental Quality (DEQ) to update the DEQ on the progress of the off-site groundwater remedial activities and the progress of RCRA Corrective Action activities at the site. The parties implemented the Revised RFI Work Plan (Plan) and conducted the analytical testing in accordance with the Plan. The results of sampling performed under the Plan were submitted to DEQ in July 2000. An allocation consultant hired by the parties has been reviewing documents and is going to assist in developing a process to negotiate a final allocation.

In October 1996, a resident with property bordering the Springville site filed suit against The Ensign-Bickford Company (EBCo), the subsidiary of EBI into which the Trojan Corporation was merged, in the U.S. District Court for the District of Utah (Don Henrichsen, et al v. The Ensign-Bickford Company, et al)
                  -----------------------------------------------------------
alleging nuisance and trespass for contamination that allegedly migrated onto the resident's property. On January 31, 1997, the Company was added as a defendant. The Company and other parties are currently negotiating to resolve the dispute.

Ensign-Bickford Industries, Inc. and The Ensign-Bickford Company (jointly called
EBI) and the Company have received three additional complaints by nearby residents alleging personal injury and property damage from migration of contaminants from facility operations. All of the lawsuits have been filed in the U.S. District Court for the District of Utah. The lawsuits are styled as follows: Howard Ruff and Kay Ruff v. Ensign-Bickford Industries, Inc., et al
         -------------------------------------------------------------------
(filed February 26, 1999); Charles Bates and Ellen Bates v. Ensign-Bickford
                           ------------------------------------------------
Industries, Inc., et al (filed March 9, 1999); and Rodney Petersen and Marilyn
-----------------------                            ---------------------------
Petersen v. Ensign-Bickford Industries, Inc. (filed April 15, 1999). These suits
--------------------------------------------
allege that the Company and EBI's actions in operating the facility caused injury. Answers were filed in the Ruff, Bates, and Petersen complaints in early
                                  ----  -----      --------
May 1999. Discovery has been completed. The Company and EBI will file a Daubert motion in August 2000 challenging the scientific basis for Plaintiffs' claims. The Company and EBI are jointly defending these actions.

A fourth lawsuit was filed against the Company and EBI on July 6, 2000 in the U.S. District Court for the District of Utah styled Glenn and Jennette Allman v.
                                                    ----------------------------
Ensign-Bickford Industries, Inc., et al. This lawsuit alleges property damage
----------------------------------------
and personal injury allegedly arising from damages by migration of contaminants from the facility operations.

The Company has also received another letter in connection with this site from the children of David Nemelka and Kent Stephens who had previously settled a lawsuit with the Company and EBCo. In this letter, counsel for the children of these parties has made a demand for payment to address multiple illnesses alleged to have been caused by contaminants originating at the Springville, Utah plant site. The Company and EBCo are currently evaluating these potential claims. No complaint has been filed.

The Company has also received a letter for another potential claim from Phillip, Betty, Jean and Stacy Broadbent alleging similar injuries, but no complaint has been filed.

The State also has advised EBI that it is investigating a natural resource damages claim; however, the State has not indicated it plans to pursue this claim. Nevertheless, all parties have entered into a Tolling Agreement with the State in connection with the potential natural resource damages claim.

Other Litigation
----------------

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. The Company does not believe these pending legal matters will have a material adverse effect on its financial condition or the results of the Company's operations. The most significant of these matters are as follows:

OPTISON* Patent Litigation - On July 31, 1997, the Company and its licensor, Molecular BioSystems, Inc. (MBI), filed suit (the Mallinckrodt/MBI Action) in the United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc. (Sonus), Nycomed Imaging AS (Nycomed), ImaRx Pharmaceutical Corp. (ImaRx) and its marketing partner DuPont Merck, and Bracco International BV (Bracco) - seeking declarations that certain of their ultrasound contrast agent patents are invalid. The complaint alleged that each of the defendant's patents are invalid on a variety of independent grounds under United States patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requested a declaration that contrary to the defendants' contentions, MBI and the Company do not infringe the defendants' patents, and asked that the defendants be enjoined from proceeding against MBI and the Company for infringement until the status of the defendants' patents had been determined by the court or the U.S. Patent and Trademark Office (PTO). The complaint also alleged that each defendant had claimed or was likely to claim that its patent or patents cover OPTISON* and would attempt to prevent its commercialization.

Each of the defendants, except Nycomed, filed a motion to dismiss the complaint on jurisdictional grounds. In January 1998, the court dismissed the complaint against (a) ImaRx (and its marketing partner, DuPont Merck) and Bracco for lack of jurisdiction, and (b) Sonus for improper venue. The court's ruling did not purport to rule on the merits of the Company and MBI's claims. The Company and MBI elected not to appeal the court's decision. Accordingly, only the action against Nycomed continued to proceed in the District Court for the District of Columbia.

On April 21, 1998, Nycomed filed an action in the District Court of The Hague, the Netherlands against various Mallinckrodt European entities and MBI, alleging that OPTISON* infringed or will infringe its European patent EP 0576521. Nycomed also sought damages and an injunction against future sales. The patent that was the subject of this action is the counterpart of Nycomed's United States patent that was the subject matter of the Mallinckrodt/MBI Action.

Following the dismissal of Sonus as a defendant in the Mallinckrodt/MBI Action, Sonus activated a patent infringement lawsuit (the Sonus Action) that it had filed on August 4, 1997 against the Company and MBI in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with its action until the jurisdictional motions were decided in the Mallinckrodt/MBI Action. Sonus's complaint alleged that the manufacture and sale of OPTISON* by the Company and MBI infringed two patents owned by Sonus. The Company and MBI filed a counterclaim seeking a declaration of invalidity and non-infringement with respect to the Sonus patents.

The Sonus Action was stayed until reexamination proceedings in the PTO were concluded. These proceedings were subsequently concluded with the PTO confirming patentability of some of the claims in the two patents under reexamination. Sonus also announced that it had licensed its patents covering ultrasound products to Nycomed, which joined with Sonus as a plaintiff in the Sonus Action.

On May 8, 2000, the Company announced it had entered into a settlement with Nycomed of patent litigation relating to OPTISON*, including the Sonus Action. The settlement also included MBI and Sonus as parties.

Under terms of the settlement, Nycomed received from Mallinckrodt and MBI a $10 million payment, as well as the right to receive royalties from Mallinckrodt on future ultrasound contrast product sales. Nycomed also received immediate joint access to OPTISON*. Mallinckrodt and Nycomed have also agreed to collaborate on further joint development and commercialization of Mallinckrodt's OPTISON* and of Nycomed's SONAZOID(TM). In return, Nycomed granted Mallinckrodt a non-exclusive license under the Nycomed and Sonus patents and Mallinckrodt and MBI granted Nycomed and Sonus the right to practice under their ultrasound patents. The agreement covers all markets around the world with the exception of the Pacific Rim and resolves key intellectual property disputes between the parties.

In connection with the settlement of the patent litigation with Nycomed, the Company and MBI restructured their agreement concerning OPTISON*. Under the terms of the restructured agreement: (a) Mallinckrodt assumed full control of the OPTISON* business, including responsibility for intellectual property disputes, clinical development and manufacturing; (b) Mallinckrodt will pay MBI a reduced ongoing royalty of 5 percent on certain future sales of ultrasound contrast agents; and (c) MBI agreed to pay a total of $7 million of the intellectual property settlement with Nycomed, $3 million of which was paid immediately.

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

New Mexico Steel v. Puritan-Bennett - The Company's subsidiary, Puritan-Bennett Corporation (Puritan-Bennett), is a defendant in an action that was filed on August 29, 1997 with the United States District Court for the District of New Mexico, styled New Mexico Steel Company Inc. v. Puritan-Bennett Corporation.
               ------------------------------------------------------------
This case relates to a 1996 Asset Purchase Agreement (Agreement) whereby Puritan-Bennett agreed to purchase certain assets of New Mexico Steel. The purchase price of the assets was $1.2 million and was to be adjusted upward or downward based upon post-closing schedules of inventory, accounts receivable and office equipment to be provided by Puritan-Bennett.

Plaintiff alleges that Puritan-Bennett breached the Agreement by failing to deliver the post-closing schedules in a timely manner.

On September 23, 1999, a jury returned a verdict against Puritan-Bennett and in favor of New Mexico Steel in the amount of $.4 million in compensatory and $5.0 million in punitive damages. The Company believes that the verdict was not supported by the law or the facts of the case and was a product of passion and prejudice on the part of the jury. On January 4, 2000, the trial court judge ordered a remittur of the punitive damages award from $5.0 million to $2.5 million. Each of the Company and the plaintiff have appealed the verdict.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2000, there were no matters submitted to a vote of the Company's shareholders.

Executive Officers of the Registrant

The ages and five-year employment histories of Mallinckrodt's executive officers at June 30, 2000 were as follows:

Barbara A. Abbett
Age 60. Vice President, Communications of the Company since April 1994.

Ashok Chawla
Age 50. Senior Vice President of the Company and President, Global Business Group, since February 1998; Senior Vice President, Strategic Management of the Company from 1997 to 1998; Vice President, Strategic Management of the Company from 1991 to 1997.

Michael J. Collins
Age 46. Senior Vice President of the Company and President, Pharmaceuticals Group since February 1998; Vice President of the Company from 1996 to 1998; and President, Pharmaceutical Specialties Division from 1995 to 1998.

Bruce K. Crockett, Ph.D.
Age 56. Vice President, Human Resources of the Company since March 1995.

Bradley J. Fercho
Age 42. Senior Vice President of the Company and President, Imaging Group since November 1998; Vice President, North America Field Operations, Imaging from early 1998 to November 1998; and Vice President, North America Field Sales from 1995 to 1998.

Douglass B. Given
Age 48. Senior Vice President and Chief Technology Officer of the Company since August 1999; and Chief Executive Officer of Progenitor, Inc. from 1994 to 1999.

John Q. Hesemann
Age 52. Senior Vice President of the Company since July 1998; and Vice President Mallinckrodt Medical, Inc., Imaging-Contrast Media from 1994 to 1998.

C. Ray Holman
Age 57. Chairman of the Company since October 1994; and Chief Executive Officer of the Company since December 1992.

Roger A. Keller
Age 55. Vice President, Secretary and General Counsel of the Company since July 1993.

Douglas A. McKinney
Age 47. Vice President and Controller of the Company since October 1997; and Treasurer of the Company from 1995 to 1997.

Adeoye Y. Olukotun
Age 55. Vice President, Medical and Regulatory Affairs of the Company since June 1996; and Vice President, Bristol-Meyers Squibb Company 1991 to 1996.

Michael A. Rocca
Age 55. Senior Vice President and Chief Financial Officer of the Company since April 1994.

William B. Stone
Age 57. Chief Information Officer and Vice President, Information Services since August 1996; and Vice President and Controller of the Company from 1990 to 1996.

Frank A. Voltolina
Age 39. Staff Vice President and Treasurer of the Company since October 1997; and Vice President, Corporate Tax from 1995 to 1997.

Forrest R. Whittaker
Age 50. Senior Vice President of the Company and President, Respiratory Group since June 2000; Chief Executive Officer of Paidos Health Management Services and President of Paidos Healthcare from 1993 to 2000.

Miscellaneous
All of the Company's officers are elected annually in October. No "family relationships" exist among any of the listed officers.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices and Dividends

                                                      Quarter
                                        ----------------------------------
                                         First    Second   Third    Fourth
                                        -------  -------  -------  -------
Fiscal 2000
   Dividends per common share........   $  .165  $  .165  $  .165  $  .165
   Common stock prices
      High...........................    37.188   35.813   33.313   45.000
      Low............................    28.938   29.000   22.188   25.750

Fiscal 1999
   Dividends per common share........   $  .165  $  .165  $  .115  $  .165
   Common stock prices
      High...........................    30.938   33.438   36.375   37.563
      Low............................    19.750   19.750   25.563   25.688

In February 1999, the Board of Directors of the Company approved the redemption of the Company's non-voting common stock purchase rights at the redemption price of five cents per right effective March 15, 1999. The combined payment of the redemption price and the third quarter dividend equaled 16.5 cents per share.

The principal market on which Mallinckrodt's common stock is traded is the New York Stock Exchange. Common stock prices are from the composite tape for New York Stock Exchange issues, as reported in The Wall Street Journal. As of July 31, 2000, the number of registered holders of common stock as reported by the Company's registrar was 6,111.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

                                                                                         Year Ended June 30,
                                                                   --------------------------------------------------------------
                                                                    2000(1)       1999(1)       1998(2)        1997        1996
                                                                   --------      --------      --------      --------    --------
SUMMARY OF OPERATIONS
Net sales......................................................    $2,652.8      $2,584.8      $2,371.2      $1,701.2    $1,600.4
Earnings (loss) from continuing operations.....................       205.0         172.9        (268.4)        175.2       143.6
Discontinued operations (3)....................................                      23.3          72.4          14.9        68.3
Cumulative effect of accounting change (4).....................                                    (8.4)
                                                                   --------      --------      --------      --------    --------
Net earnings (loss)............................................       205.0         196.2        (204.4)        190.1       211.9
Preferred stock dividends......................................         (.4)          (.4)          (.4)          (.4)        (.4)
                                                                   --------      --------      --------      --------    --------
Available for common shareholders..............................    $  204.6      $  195.8      $ (204.8)     $  189.7    $  211.5
                                                                   ========      ========      ========      ========    ========

PER COMMON SHARE DATA
Diluted earnings (loss) from continuing operations.............    $   2.96      $   2.40      $  (3.69)     $   2.33    $   1.88
Diluted net earnings (loss)....................................        2.96          2.72         (2.81)         2.53        2.77
Dividends declared.............................................         .66           .61           .66           .65         .61
Redemption of common stock purchase rights.....................                       .05
Book value.....................................................       16.71         14.84         13.60         17.16       16.44

OTHER DATA
Total assets...................................................    $3,468.9      $3,657.4      $3,873.1      $2,975.4    $3,017.6
Working capital................................................    $   70.4      $   26.9      $   (8.8)     $  963.1    $  359.1
Current ratio..................................................       1.1:1         1.0:1         1.0:1         2.5:1       1.4:1
Total debt (5).................................................    $  944.5      $1,126.3      $1,255.9      $  555.9    $  666.1
Shareholders' equity...........................................    $1,140.8      $1,060.4      $1,005.9      $1,251.2    $1,232.2
Return on shareholders' equity (5).............................          19%           17%         (24)%           14%         12%
Capital expenditures (5).......................................    $  149.2      $  116.9      $  142.7      $  104.4    $  116.6
Total dividends paid...........................................    $   45.5      $   43.9      $   48.5      $   48.2    $   45.7
Redemption of common stock purchase rights.....................                  $    3.6
Weighted-average common shares - diluted (in millions).........        69.1          71.9          73.5          75.1        76.4
Common shares outstanding (in millions)........................        67.6          70.7          73.2          72.3        74.3
Number of employees (5)........................................      12,300        13,100        13,300         8,000       8,000

(1) See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of nonrecurring items.

(2) On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor for $28.50 per share. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion, and $308.3 million of the purchase price was allocated to purchased research and development. This intangible asset, which had no tax benefit, was charged to results of operations during 1998. Of the total charge of $308.3 million, $2.0 million related to the Aero Systems division which was sold and reclassified to discontinued operations in 1998.

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

     Costs of exiting certain activities related to Mallinckrodt operations plus integration costs of the combined Mallinckrodt and Nellcor operations were $68.6 million, $46.4 million net of taxes. See the Special Charges section of Note 3 of the Notes to Consolidated Financial Statements for additional disclosure.

(3) See Note 3 of Notes to Consolidated Financial Statements for information on discontinued operations in 1999 and 1998. Results for 1997 and 1996 represent earnings from the catalysts and chemical additives division, animal health segment, Fries & Fries, Inc., and the feed ingredients business, partially offset by environmental and related litigation charges.

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

(5)  Excludes discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mallinckrodt Inc. and its subsidiaries, collectively, are called the "Company" or "Mallinckrodt." All references to years are to fiscal years ended June 30 unless otherwise stated. Certain amounts in prior years were reclassified to conform to the current year presentation. All earnings per share amounts are calculated on a diluted basis unless otherwise stated.

Overview

2000 vs. 1999
-------------

In 2000, Mallinckrodt had earnings from continuing operations and net earnings of $205.0 million, or $2.96 per share. Results for the current year include a net pretax gain of $16.3 million, $4.0 million net of tax, associated with gains on the sale of the medical gas business and blood analysis product line, charges associated with the manufacturing consolidation within the Respiratory segment, and the write-down of an investment in an equity security. Excluding these transactions, earnings from continuing operations and net earnings were $201.0 million, or $2.90 per share. These results represent improvements of 16 percent and 21 percent in earnings from continuing operations and earnings per share from continuing operations, respectively, when compared to 1999. This improvement is attributable to operating earnings increases in the Respiratory and Pharmaceuticals segments of the Company, lower interest and income tax expense, and lower share base. Operating earnings of the Imaging segment declined.

Earnings from continuing operations in 1999 were $172.9 million or $2.40 per share. Net earnings in 1999 were $196.2 million, or $2.72 per share and included a gain of $23.3 million, net of tax, or 32 cents per share on the sale of a chemical additives business in July 1998 which related to a division reclassified to discontinued operations in 1998.

On December 16, 1999, the Company sold its blood analysis product line, which was part of the Respiratory segment, and recorded a $27.3 million pretax gain, $16.9 million net of tax. On January 21, 2000, the Company sold its medical gas business, which was part of the Respiratory segment, and recorded a $17.7 million pretax gain, $5.5 million net of tax. The pretax gains from these transactions were included in nonoperating income, net.

During the quarter ended December 31, 1999, the Company recorded a pretax charge in nonoperating income, net of $10.5 million, $6.5 million net of tax, associated with the write-down of an investment in an equity security due to a decline in fair value considered to be other than temporary.

During 2000, the Company recorded a pretax charge to cost of goods sold of $18.2 million, $11.9 million net of tax, for a manufacturing consolidation plan with the objective of enhancing operating efficiencies within the Respiratory segment. The pretax charge included $6.3 million related to the termination of 260 employees primarily associated with critical care ventilation production in the United States, and $8.2 million to write off assets, primarily inventory, associated with plan implementation. During the year, payments of $1.0 million were made to the affected employees. The remaining cash expenditures are expected to occur during 2001 and, although none are expected, reductions in the liability will be credited to cost of goods sold. The pretax charge to cost of goods sold also included $3.7 million primarily associated with employee transition bonuses and other items expensed as incurred to ensure an orderly transfer of manufacturing activities to Galway, Ireland. Expenses of this nature will continue to be incurred in future periods until the manufacturing consolidation plan is completed. Some products currently manufactured and serviced are being discontinued; however, the revenue and operating earnings associated with these products are not significant to the Respiratory segment. The manufacturing consolidation is expected to have a positive impact on earnings from continuing operations in 2001.

Net sales in 2000 increased 3 percent to $2.65 billion compared with $2.58 billion in 1999. Excluding sales of divested businesses of $61.0 million and $131.8 million in 2000 and 1999, respectively, sales increased 6 percent over last year. Sales to customers outside the United States were $857 million, or 32 percent of sales in 2000, and $840 million or 32 percent of total 1999 sales.

Mallinckrodt acquired Nellcor in August 1997. The acquisition of Nellcor was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon accounting principles generally accepted in the United States and estimated fair values at the date of acquisition.

As a result of the Nellcor acquisition, purchased research and development valued at $308.3 million was charged to operations during the first quarter of 1998. The purchased research and development represents the value of numerous new medical devices and other products/technology underway in all major product lines of Nellcor that were in various stages of development and had not reached technological feasibility at the date of acquisition. The value represents the projected net cash flows based upon management's estimates of future revenues and expected profitability of each product/technology. The projected net cash flows were discounted at a rate which accounts for the time value of money as well as the risks of realization of the cash flows. The discounted cash flows were then reduced to reflect only the accomplishments made by Nellcor through the acquisition date toward the products' ultimate completion.

Based upon results to date, the most significant in-process projects and acquired technologies have experienced delays in market introduction and related ramp up of revenues. The major hurdles associated with completion and commercialization of these products are to transform concepts into designs that meet customer requirements, gain regulatory approval and market clearance in key markets, and ramp up the manufacturing process once regulatory approval is obtained. In addition, due to the long development and regulatory approval times, the customers' desires and competitors' actions oftentimes cause unanticipated modifications to features or market acceptance. Actual revenue shortfalls, which have occurred to date in these businesses when compared with projections developed at the date of acquisition, have not materially reduced profit expectations of these businesses. Material negative variations from the projected results, should they occur, will reduce the expected rate of return on the investment to acquire Nellcor and negatively impact the Company's consolidated results of operations and financial position.

1999 vs. 1998
-------------

In 1999, Mallinckrodt had earnings from continuing operations of $172.9 million, or $2.40 per share. The Company incurred a loss from continuing operations of $268.4 million, or $3.69 per share, for 1998. The 1998 results of operations included nonrecurring acquisition and integration charges related to the acquisition of Nellcor in August 1997 which totaled $398.8 million net of taxes, or $5.47 per share. Excluding these charges, earnings from continuing operations would have been $130.4 million, or $1.77 per share. The 1999 earnings from continuing operations and per share results represent improvements of 33 percent and 36 percent, respectively, when compared to 1998 results after excluding the nonrecurring charges. This year over year improvement was primarily attributable to operating earnings improvement in the Respiratory and Pharmaceuticals segments of the Company's operations while profitability of the Imaging segment declined.

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

Net sales for 1999 increased 9 percent to $2.58 billion compared with $2.37 billion in 1998. Sales to customers outside the U.S. were $840 million or 32 percent of total 1999 sales. The year to year sales comparison benefitted from the fact that 1998 sales only included sales of Nellcor after the acquisition which occurred on August 28, 1997.

The acquisition of Nellcor was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon accounting principles generally accepted in the United States and estimated fair values at the date of acquisition.

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

The pulse oximetry projects underway at the date of acquisition related to development of new monitors and disposable sensors. The most significant project involves a new family of products that provide enhanced capabilities and ease of use. This project anticipated sales revenue to begin in 2000. With many of the products/features of this new family of products still in development, the market release dates for all the items in this line of next generation products has not been finalized. The other major project within oximetry is the development of a fetal oximeter, a new monitor to directly measure fetal oxygenation during labor and delivery. This perinatal product is intended to provide reassurance to obstetricians when a baby is adequately oxygenated in the presence of a non-reassuring fetal heart rate (FHR). In this common situation, a cesarean section is often performed due to concern for possible fetal distress - as suggested by the FHR pattern. Since a non-reassuring FHR is an indirect indicator of fetal hypoxia with poor specificity, many of these cesarean sections are retrospectively seen to be unnecessary. By providing a direct measure of oxygenation, the fetal oximeter may help prevent unnecessary cesarean sections for suspected fetal distress. The FDA approved the PMA in May 2000.

The most significant projects in development in the hospital ventilator business at the date of acquisition were the Models 840* and 740*/760* ventilators. These hospital ventilators were expected to be commercially available in the U.S. within two years of the acquisition date. All three models received FDA market clearance by December 1998. Actual revenues of these projects have experienced shortfalls when compared to revenue estimates as of the acquisition date. These shortfalls are primarily attributable to delays in receiving regulatory clearance to market and problems with production ramp up activities which often occur in the early stages of manufacturing a new product. These factors are no longer concerns and, although sales were less than expected in 1998, the ramp up in 1999 was consistent with Mallinckrodt's expectations.

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

During 1998, the Company recorded a pretax charge to selling, general and administrative expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2.0 million. The actual number of employees terminated was 115. Approximately $14.5 million of cash expenditures have been incurred through June 30, 1999. In June 1999, the associated accrual was reduced by $.7 million and credited to selling, general and administrative expenses.

Operating Results
  (In millions)

                                                                    2000              1999              1998
                                                                    ----              ----              ----
Net sales
 Respiratory..................................................      $1,133            $1,144            $  991
 Imaging......................................................         769               780               764
 Pharmaceuticals..............................................         751               661               616
                                                                    ------            ------            ------
                                                                    $2,653            $2,585            $2,371
                                                                    ======            ======            ======
Operating earnings (loss)
 Respiratory..................................................      $  147            $  138            $  102
 Imaging......................................................          84               119               124
 Pharmaceuticals..............................................         120               103                83
                                                                     -----            ------            ------
                                                                       351               360               309
 Corporate expense............................................         (23)              (25)              (23)
 Nellcor acquisition and integration charges..................                                            (449)
                                                                    ------            ------            ------
                                                                    $  328            $  335            $ (163)
                                                                    ======            ======            ======

2000 vs. 1999
-------------

Operating earnings for 2000, excluding corporate expense, was $351 million, which is a 3 percent decline from the $360 million in 1999. Excluding an $18 million charge in the current year associated with the Respiratory segment manufacturing consolidation plan previously discussed and earnings related to divested businesses of $15 million and $31 million recorded in 2000 and 1999, respectively, operating earnings in 2000, excluding corporate expense, were $354 million, which is a 7 percent increase over the $329 million for 1999 determined on a comparable basis.

Respiratory segment sales for 2000 were $1,133 million or 1 percent below prior year. Excluding sales from businesses divested of $60 million and $121 million for 2000 and 1999, respectively, sales were up $50 million or 5 percent over the prior year. Components of the 5 percent sales increase were 6 percent volume growth offset by a 1 percent negative foreign currency impact, while pricing remained relatively unchanged. Pulse oximetry sales grew $36 million over the comparable period of last year with volume up 12 percent and pricing down 2 percent. Oxygen therapy, after excluding divested businesses, grew $9 million over prior year with volume and price up 7 percent and 4 percent, respectively, and partially offset by a negative foreign currency impact of 2 percent. The other product lines within this segment had sales which were approximately equal to those recorded in the prior year. Operating earnings for the Respiratory segment were $147 million or 6 percent higher than the same period last year. Divested businesses in the Respiratory segment had combined operating earnings of $15 million and $29 million for 2000 and 1999, respectively. Excluding an $18 million charge in the current year associated with the manufacturing consolidation plan and earnings related to divested businesses, operating earnings were $150 million, which is $41 million or 37 percent higher than the prior year determined on a comparable basis. The improvement was primarily attributable to the strong volume growth of pulse oximetry and lower operating expenses.

Imaging segment sales in 2000 were $769 million or 1 percent below the prior year period. Volume and pricing in x-ray contrast media declined 2 percent and 3 percent, respectively. Radiopharmaceutical volume and price increased 8 percent and 3 percent, respectively, while foreign currency had a 2 percent negative impact as a result of the strength of the U.S. dollar. Operating earnings for this segment were $84 million in 2000 or 30 percent below prior year. Excluding earnings of divested businesses, the operating earnings decline would have been 28 percent. In addition to lower sales volume and price declines in x-ray contrast media, profits were negatively impacted when compared to the prior year by lower manufacturing volume to reduce inventory levels and expense associated with implementation of a manufacturing process cost reduction for Ioversol, the key active ingredient in Optiray*. Price declines within the x-ray contrast media business are expected to continue to be a factor in future periods.

The Pharmaceuticals segment's sales in 2000 were $751 million or 14 percent greater than for 1999. The sales increase of $90 million was attributable to volume increases in all product lines, but 75 percent of the increase was in bulk and dosage narcotics. This increase was the result of increased demand and manufacturing capacity of bulk narcotics, the impact of new product introductions, and increased market share of dosage products. The bulk and dosage narcotic product lines' sales increase of 29 percent was comprised of volume growth of 30 percent offset by price declines related to dosage narcotics. Operating earnings during 2000 were $120 million or 16 percent higher than last year primarily due to increased sales.

1999 vs. 1998
-------------

Operating earnings for 1999 were $360 million, which is a 16 percent improvement over the $309 million in 1998 excluding acquisition and integration charges associated with the acquisition of Nellcor, which were discussed previously, and corporate expense.

The Respiratory segment, of which Nellcor is a part, had sales for 1999 of $1,144 million, or 15 percent greater than the sales recorded for 1998. The segment's sales increase of $153 million was attributable to volume growth of 17 percent, of which 10 percent was due to the inclusion of ten months of Nellcor revenue in 1998. The 7 percent volume growth in the comparable September through June periods included $97 million or 12 percent overall growth of pulse oximetry, ventilation, service, anesthesiology and respiratory disposables, blood analysis and medical gases. Volume declines of $27 million included $11 million associated with divested businesses and $16 million in the oxygen therapy, sleep and portable ventilation lines of business. The volume declines in the on-going businesses were primarily due to delayed new product introductions and competitive pressures associated with customer third-party reimbursement on existing products in these businesses. Operating earnings of this segment for 1999 were $138 million, or 35 percent greater than the $102 million reported for the prior year. The year to year improvement was primarily attributable to the two additional months of sales and higher sales volumes in product lines generating the highest margins.

The Imaging segment's sales in 1999 were $780 million, or 2 percent above the sales for the prior year. The sales increase was attributable to a $30 million increase in sales of nuclear medicine products. All major product lines contributed to the year over year volume increase of 4 percent, which was offset by price erosion in x-ray contrast media. Although price declines of 5 percent in the x-ray contrast media portion of the business in 1999 were less significant when compared to those experienced in prior years, declines will continue in future periods thus reducing profitability further. Operating earnings for 1999 were $119 million, which was 4 percent lower than in the prior year primarily as a result of selling price erosion in x-ray contrast media.

The Pharmaceuticals segment's sales for 1999 were $661 million, or 7 percent above the revenues generated last year. The sales increase of $45 million was primarily attributable to volume increases in narcotics and drug chemicals of $52 million, which was an increase of 17 percent. Sales volumes of acetaminophen and laboratory and microelectronic chemicals declined 5 percent and 6 percent, respectively. The decline in acetaminophen sales was primarily due to a late flu season in the U.S., while the decline in laboratory and microelectronic chemicals was primarily attributable to the weakness in the microchip industry. Price generated a 2 percent increase in sales for the segment when compared to the prior year. New competitors are expected in narcotics manufacturing during 2000 which may negatively impact selling prices. Operating earnings for 1999 were $103 million, or 24 percent above the prior year primarily as a result of increased sales of higher margin products.

Corporate Matters

Corporate expense in 2000 was down $2 million or 8 percent when compared to 1999. Corporate expense in 1999 was up $2 million or 8 percent over 1998, excluding 1998 nonrecurring integration charges.

Nonoperating income, net was $42.2 million for 2000. The Company recorded a pretax gain on the divestiture of the medical gas business of $17.7 million, a pretax gain on the divestiture of the blood analysis product line of $27.3 million and a pretax charge of $10.5 million related to the write-down of an investment in an equity security classified as available for sale due to a decline in fair value considered other than temporary. The remaining balance of $7.7 million is primarily the result of gains on the disposal of real estate. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Nonoperating income, net was $4.0 million and $14.8 million in 1999 and 1998, respectively. In 1998, the Company generated interest income on cash proceeds from 1997 divestiture activities invested in interest bearing securities. These cash equivalents were utilized to acquire Nellcor at the end of August 1997.

Interest expense in 2000 was $74.6 million, which is $10.4 million below the $85.0 million for the prior year. The reduction in interest expense was attributable to lower outstanding debt, as divestiture proceeds generated in 2000 were partially used to reduce short-term borrowing. The 1999 interest expense was $16.8 million lower than was recorded in 1998, as divestiture proceeds were used to reduce short-term borrowing and short-term borrowing costs were lower.

The Company's effective tax rate in 2000 was 30.6 percent. Excluding the impact of the divestitures of the medical gas business and the blood analysis product line, the write-down of the equity investment and the charge for the manufacturing consolidation in the Respiratory segment discussed above, the effective tax rate was 28.0 percent for 2000. The Company's effective tax rate in 1999 was 32.0 percent. The effective tax rate reduction is attributable to a shift in the Company's earnings mix toward low tax jurisdictions and the implementation of various ongoing tax initiatives. Excluding the one-time noncash write-off of purchased research and development, which related to the Nellcor acquisition and which had no tax benefit, the Company's effective tax rate in 1998 was 32.7 percent.

Financial Condition

The Company's financial resources are expected to continue to be adequate to support existing businesses. Since June 30, 1999, cash and cash equivalents decreased $6.8 million. Operations provided $274.7 million of cash, while capital spending totaled $149.2 million. The Company received $220.4 million in proceeds from asset disposals. Payments on long-term debt were $201.5 million. At June 30, 2000, the Company's current ratio was 1.1:1, and debt as a percentage of invested capital was 45.3 percent.

At June 30, 2000, the Company had a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. There were no borrowings outstanding under the revolving credit facility at June 30, 2000. Commercial paper borrowings under this program were $172.8 million as of June 30, 2000. Non-U.S. lines of credit totaling $125.8 million were also available, and borrowings under these lines amounted to $24.6 million at June 30, 2000. The non-U.S. lines are cancelable at any time.

In May 1999, a $500 million shelf debt registration was declared effective by the Securities and Exchange Commission, and at June 30, 2000, the entire amount remained available.

The Company has $200 million aggregate principal amount of 6.3 percent notes, which mature in 2011 and are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on March 15, 2001. These notes have been classified as short-term.

The Company's common stock share repurchases have totaled 4.0 million shares during 2000. As of June 30, 2000, authorizations to repurchase an additional 6.1 million shares remain under previously approved resolutions of the Company's Board of Directors.

Estimated capital spending for the year ending June 30, 2001 is $140 million.

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

The program to address Year 2000 has been underway since February 1997. Both internal and external resources were used to assess and modify or replace non-compliant technologies, and to appropriately test Year 2000 modifications and replacements. The program is funded through operating cash flows. Based upon management's best estimates, the pretax costs incurred for this effort were approximately $10 million, $7 million and $1 million in 1999, 1998 and 1997, respectively. In 2000, the Company incurred an additional $2 million in pretax costs for program management and to complete monitoring and evaluations of key suppliers and business partners, program verification and contingency planning. As of March 31, 2000, the Year 2000 program was considered complete and no further actions were required.

European Monetary Union (EMU)
-----------------------------

The euro was introduced on January 1, 1999, at which time the eleven participating EMU member countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies will continue to be valid as legal tender through July 1, 2002; thereafter, the legacy currencies will be canceled. Euro bills and coins will be used for cash transactions in the participating countries effective January 1, 2002, allowing for a six-month transition period to euro cash.

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

Environmental Matters

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is in varying stages of active investigation or remediation of, or is addressing potential claims of, alleged or acknowledged contamination at approximately 22 currently or previously owned or operated sites and at approximately 13 off-site locations where its waste was taken for treatment or disposal.

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

Most of the Company's environmental-related capital expenditures are in response to provisions of the Federal Clean Air Act; Water Pollution Control Act; Resource Conservation and Recovery Act; and land use, air and water protection regulations of the various localities and states, and their foreign counterparts. Capital expenditures worldwide relating to air emission control, wastewater purification, land reclamation and solid waste disposal totaled approximately $6 million in 2000, $5 million in 1999, and $6 million in 1998. The Company currently estimates that environmental capital expenditures during 2001 and 2002 will be $22 million and $21 million, respectively.

The Company had previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites. Related accruals of $122.6 million at June 30, 2000 are included in current accrued liabilities and other noncurrent liabilities and deferred credits. Any claims for potential recovery from any sources have not been valued against the accrued environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the environmental sites, any recovery is contingent upon a successful outcome and has not been recognized in the Company's results of operations.

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

Risk Management Strategies

The Company operates globally, with manufacturing and distribution facilities in various countries throughout the world, and is subject to certain opportunities and risks, including foreign currency fluctuations and government actions. Various operational initiatives are employed to help manage business risks. In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Great Britain pound. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

Operations in each country are monitored so that the Company can quickly respond to changing economic and political environments as well as changes in foreign currency exchange rates and interest rates. The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany financing transactions. To minimize the impact of anticipated foreign currency exposures which arise from probable purchases of raw materials or other inventory, collection of accounts receivable, settlement of accounts payable, and periodic debt service by international subsidiaries which occur in the ordinary course of business, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less, and which have little or no intrinsic value at time of purchase. The Company uses the options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. The hedges are designed to satisfy the requirements for deferral accounting treatment at inception. Gains and losses in the hedges are expected to be systematically monetized with concurrent reinvestment to replace monetized hedges and maintain overall hedging coverage targets. The net impact of foreign exchange activities on earnings was immaterial for 2000, 1999 and 1998, including conversion of certain currencies into functional currencies and the costs of hedging certain transactions and balance sheet exposures. The foreign currency translation loss included in accumulated other comprehensive loss in shareholders' equity, and resulting from the translation of the financial statements of most of the Company's international affiliates into U.S. dollars, increased by $30.1 million in 2000 due to the strengthening of the U.S. dollar against the functional currency of many of the Company's international affiliates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Report of Independent Auditors.....................................   33
     Responsibility for Financial Reporting.............................   34
     Consolidated Statements of Operations..............................   35
     Consolidated Balance Sheets........................................   36
     Consolidated Statements of Cash Flows..............................   37
     Consolidated Statements of Changes in Shareholders' Equity.........   38
     Notes to Consolidated Financial Statements.........................   39
     Quarterly Results..................................................   59

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Mallinckrodt Inc.

We have audited the accompanying consolidated balance sheets of Mallinckrodt Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000, appearing on pages 35 through 58. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mallinckrodt Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."



Ernst & Young LLP
St. Louis, Missouri
August 1, 2000

RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements included in this report are the responsibility of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the financial statements.

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

Mallinckrodt's consolidated financial statements have been audited by Ernst & Young LLP. To express their opinion as to the fairness of the statements in conformity with accounting principles generally accepted in the United States, the independent auditors review and evaluate Mallinckrodt's accounting controls and conduct such tests and other procedures as they deem necessary. The Audit Committee of the Board of Directors regularly meets with the independent auditors, without management present, to review financial reporting matters, and audit and control functions.



Douglas A. McKinney
Vice President and Controller
August 1, 2000



Michael A. Rocca
Senior Vice President and Chief Financial Officer
August 1, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                                                                        YEAR ENDED JUNE 30,
                                                                           --------------------------------------------
                                                                             2000             1999               1998
                                                                           --------          --------          --------
Net sales...............................................................   $2,652.8          $2,584.8          $2,371.2
Operating costs and expenses:
  Cost of goods sold....................................................    1,474.5           1,379.9           1,368.8
  Selling, general and administrative expenses..........................      704.7             717.3             714.1
  Purchased research and development....................................                                          306.3
  Research and development expenses.....................................      145.8             152.2             145.0
                                                                           --------          --------          --------
Total operating costs and expenses......................................    2,325.0           2,249.4           2,534.2
                                                                           --------          --------          --------

Operating earnings (loss)...............................................      327.8             335.4            (163.0)
Nonoperating income, net................................................       42.2               4.0              14.8
Interest expense........................................................      (74.6)            (85.0)           (101.8)
                                                                           --------          --------          --------

Earnings (loss) from continuing operations before income taxes..........      295.4             254.4            (250.0)
Income tax provision....................................................       90.4              81.5              18.4
                                                                           --------          --------          --------

Earnings (loss) from continuing operations..............................      205.0             172.9            (268.4)
Discontinued operations.................................................                         23.3              72.4
                                                                           --------          --------          --------

Earnings (loss) before cumulative effect of accounting change...........      205.0             196.2            (196.0)
Cumulative effect of accounting change..................................                                           (8.4)
                                                                           --------          --------          --------

Net earnings (loss).....................................................      205.0             196.2            (204.4)
Preferred stock dividends...............................................        (.4)              (.4)              (.4)
                                                                           --------          --------          --------

Available for common shareholders.......................................   $  204.6          $  195.8          $ (204.8)
                                                                           ========          ========          ========

Basic earnings per common share:
  Earnings (loss) from continuing operations............................   $   2.97          $   2.41          $  (3.69)
  Discontinued operations...............................................                          .32               .99
  Cumulative effect of accounting change................................                                           (.11)
                                                                           --------          --------          --------
  Net earnings (loss)...................................................   $   2.97          $   2.73          $  (2.81)
                                                                           ========          ========          ========

Diluted earnings per common share:
  Earnings (loss) from continuing operations............................   $   2.96          $   2.40          $  (3.69)
  Discontinued operations...............................................                          .32               .99
  Cumulative effect of accounting change................................                                           (.11)
                                                                           --------          --------          --------
  Net earnings (loss)...................................................   $   2.96          $   2.72          $  (2.81)
                                                                           ========          ========          ========



(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

                                                                                                    JUNE 30,
                                                                                           -------------------------
ASSETS                                                                                        2000           1999
                                                                                           ----------     ----------
Current assets:
     Cash and cash equivalents...........................................................  $   25.9        $   32.7
     Trade receivables, less allowances of $18.2 in 2000 and $17.9 in 1999...............     487.8           490.9
     Inventories.........................................................................     447.1           530.3
     Deferred income taxes...............................................................      93.8            54.7
     Other current assets................................................................      79.7            61.3
                                                                                           --------        --------
Total current assets.....................................................................   1,134.3         1,169.9


Investments and other noncurrent assets..................................................     101.4            67.2
Property, plant and equipment, net.......................................................     853.3           870.7
Goodwill, net............................................................................     858.1           942.3
Technology, net..........................................................................     287.0           336.4
Other intangible assets, net.............................................................     225.7           266.6
Deferred income taxes....................................................................       9.1             4.3
                                                                                           --------        --------
Total assets.............................................................................  $3,468.9        $3,657.4
                                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt.....................................................................  $  403.6        $  383.8
     Accounts payable....................................................................     250.1           221.2
     Accrued liabilities.................................................................     366.5           459.5
     Income taxes payable................................................................      42.6            77.3
     Deferred income taxes...............................................................       1.1             1.2
                                                                                           --------        --------
Total current liabilities................................................................   1,063.9         1,143.0

Long-term debt, less current maturities..................................................     540.9           742.5
Deferred income taxes....................................................................     391.1           363.0
Postretirement benefits..................................................................     166.1           166.5
Other noncurrent liabilities and deferred credits........................................     166.1           182.0
                                                                                           --------        --------
Total liabilities........................................................................   2,328.1         2,597.0
                                                                                           --------        --------

Shareholders' equity:
     4 Percent cumulative preferred stock................................................      11.0            11.0
     Common stock, par value $1, authorized 300,000,000 shares;
          issued 87,124,773 shares.......................................................      87.1            87.1
     Capital in excess of par value......................................................     318.5           314.7
     Reinvested earnings.................................................................   1,347.9         1,188.4
     Accumulated other comprehensive loss................................................     (94.0)         (105.1)
     Treasury stock, at cost.............................................................    (529.7)         (435.7)
                                                                                           --------        --------
Total shareholders' equity...............................................................   1,140.8         1,060.4
                                                                                           --------        --------
Total liabilities and shareholders' equity...............................................  $3,468.9        $3,657.4
                                                                                           ========        ========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                                                       YEAR ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                  2000       1999         1998
                                                                                --------    -------    ----------
CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss)..........................................................    $ 205.0    $ 196.2    $  (204.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation.............................................................      123.6      130.6        114.3
    Amortization.............................................................       81.6       84.5         75.3
    Postretirement benefits..................................................        (.5)      (2.6)         6.3
    Gains on asset disposals.................................................      (54.4)     (39.7)      (114.3)
    Deferred income taxes....................................................      (29.9)      13.6        (75.8)
    Write-down of investment in equity security..............................       10.5
    Write-off of purchased research and development..........................                              308.3
    Sale of inventory stepped up to fair value at acquisition................                               75.4
    Write-off of pre-operating costs.........................................                               12.5
                                                                                --------    -------    ---------
                                                                                   335.9      382.6        197.6
    Changes in operating assets and liabilities:
     Trade receivables.......................................................       (7.3)      (9.2)       (15.6)
     Inventories.............................................................       72.3      (62.2)       (18.1)
     Other current assets....................................................      (18.0)       4.5         63.8
     Accounts payable, accrued liabilities and income taxes payable, net.....      (84.7)    (112.2)       (15.8)
     Net assets of discontinued operations...................................                                (.4)
     Other noncurrent liabilities and deferred credits.......................        7.5        8.1         30.6
     Other, net..............................................................      (31.0)     (18.0)         1.3
                                                                                --------    -------    ---------
Net cash provided by operating activities....................................      274.7      193.6        243.4
                                                                                --------    -------    ---------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures.........................................................     (149.2)    (116.9)      (142.7)
Proceeds from asset disposals................................................      220.4       75.4        308.2
Acquisition spending.........................................................       (1.0)      (3.5)    (1,790.9)
Purchase of investments and intangible assets................................      (27.2)     (11.5)       (17.0)
Proceeds from redemption and sale of investments.............................                  89.8          8.8
                                                                                --------    -------    ---------
Net cash provided (used) by investing activities.............................       43.0       33.3     (1,633.6)
                                                                                --------    -------    ---------
CASH FLOWS - FINANCING ACTIVITIES
Increase (decrease) in notes payable.........................................       19.1     (126.2)       279.5
Proceeds from long-term debt.................................................                              399.8
Payments on long-term debt...................................................     (201.5)      (8.1)        (3.9)
Issuance of common stock.....................................................       21.2        6.1         20.2
Acquisition of treasury stock................................................     (117.8)     (74.0)        (9.7)
Dividends paid...............................................................      (45.5)     (43.9)       (48.5)
Redemption of common stock purchase rights...................................                  (3.6)
                                                                                --------    -------    ---------
Net cash provided (used) by financing activities.............................     (324.5)    (249.7)       637.4
                                                                                --------    -------    ---------

Decrease in cash and cash equivalents........................................       (6.8)     (22.8)      (752.8)
Cash and cash equivalents at beginning of year...............................       32.7       55.5        808.3
                                                                                --------    -------    ---------
Cash and cash equivalents at end of year.....................................    $  25.9    $  32.7   $     55.5
                                                                                ========    =======    =========

(The accompanying Notes are an integral part of the Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

                                                                                               Accumulated
                                                                    Capital in                    Other
                                                 Preferred  Common   Excess of   Reinvested   Comprehensive   Treasury
                                                   Stock    Stock    Par Value    Earnings         Loss         Stock      Total
                                                 ---------  ------  -----------  -----------  --------------  ---------  ----------
BALANCE, JUNE 30, 1997...........................    $11.0   $87.1      $305.9     $1,292.6         $ (49.9)   $(395.5)   $1,251.2
Comprehensive income (loss):
 Net loss........................................                                    (204.4)                                (204.4)
 Foreign currency translation....................                                                     (21.1)                 (21.1)
 Unrealized loss on investments..................                                                      (1.6)                  (1.6)
 Comprehensive loss..............................                                                                           (227.1)
Cash dividends:
 4 percent cumulative preferred stock
  ($4.00 per share)..............................                                       (.4)                                   (.4)
 Common stock ($.66 per share)...................                                     (48.1)                                 (48.1)
Stock option exercises...........................                          1.6                                    16.5        18.1
Income tax benefit from stock
  options exercised..............................                          2.1                                                 2.1
Acquisition of treasury stock....................                                                                 (9.7)       (9.7)
Investment plan match............................                          2.4                                     7.3         9.7
Stock awards.....................................                          3.2                                     6.9        10.1
                                                    ------   -----     -------    ---------         -------    -------    --------
BALANCE, JUNE 30, 1998...........................     11.0    87.1       315.2      1,039.7           (72.6)    (374.5)    1,005.9
Comprehensive income (loss):
 Net earnings....................................                                     196.2                                  196.2
 Foreign currency translation....................                                                     (28.7)                 (28.7)
 Unrealized loss on investments..................                                                      (3.8)                  (3.8)
                                                                                                                          --------
 Comprehensive income............................                                                                            163.7
                                                                                                                          --------
Cash dividends:
 4 percent cumulative preferred
  stock ($4.00 per share)........................                                       (.4)                                   (.4)
 Common stock ($.61 per share)...................                                     (43.5)                                 (43.5)
Redemption of common stock
  purchase rights ($.05 per share)...............                                      (3.6)                                  (3.6)
Stock option exercises...........................                         (1.2)                                    6.4         5.2
Income tax benefit from stock
  options exercised..............................                           .9                                                  .9
Acquisition of treasury stock....................                                                                (74.0)      (74.0)
Investment plan match............................                          (.2)                                    6.2         6.0
Stock awards.....................................                                                                   .2          .2
                                                    ------   -----     -------    ---------         -------    -------    --------
BALANCE, JUNE 30, 1999...........................     11.0    87.1       314.7      1,188.4          (105.1)    (435.7)    1,060.4
Comprehensive income (loss):
 Net earnings....................................                                     205.0                                  205.0
 Foreign currency translation....................                                                       5.7                    5.7
 Unrealized gain on investments..................                                                       5.4                    5.4
                                                                                                                          --------
 Comprehensive income............................                                                                            216.1
                                                                                                                          --------
Cash dividends:
 4 percent cumulative preferred
  stock ($4.00 per share)........................                                       (.4)                                   (.4)
 Common stock ($.66 per share)...................                                     (45.1)                                 (45.1)
Stock option exercises...........................                           .6                                    16.9        17.5
Income tax benefit from stock
  options exercised..............................                          2.7                                                 2.7
Acquisition of treasury stock....................                                                               (117.8)     (117.8)
Investment plan match............................                           .6                                     5.7         6.3
Employee stock purchase plan.....................                          (.1)                                    1.1         1.0
Stock awards.....................................                                                                   .1          .1
                                                    ------   -----     -------    ---------         -------    -------    --------
BALANCE, JUNE 30, 2000...........................    $11.0   $87.1      $318.5     $1,347.9         $ (94.0)   $(529.7)   $1,140.8
                                                    ======   =====     =======    =========         =======    =======    ========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses during the reporting period, as well as amounts included in the notes. While the Company uses its best estimates and judgments, actual results could differ from these estimates.

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

Investments

The Company's investments in marketable equity securities are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses included, net of income taxes, in accumulated other comprehensive loss in shareholders' equity in the Consolidated Balance Sheets. Interest, dividends and realized gains and losses on the sale of such securities are included in nonoperating income, net.

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

Goodwill is amortized on a straight-line basis over 3 to 40 years (weighted-average life of 29 years). Technology is amortized on a straight-line basis over 15 years. Other intangible assets, consisting primarily of trademarks, trade names, and manufacturing and distribution agreements, are amortized primarily on a straight-line basis over 3 to 30 years (weighted-average life of 19 years).

The carrying amounts of intangible assets and goodwill are routinely reviewed to determine if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the Company policy is to record an impairment loss in the period it is determined that the carrying amount of the asset may not be recoverable. In addition, intangible assets and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

The Company hedges a portion of its anticipated foreign currency exchange exposure using certain derivative financial instruments, primarily purchased options to sell foreign currencies with little or no intrinsic value at time of purchase. These contracts are designated and effective as hedges of the Company's consolidated foreign currency exchange exposures. Gains on option contracts that are designated as hedges (including open, matured and terminated contracts), and which have nominal intrinsic value at the time of purchase, are deferred and recognized in earnings at the time the underlying hedged exposure occurs. Premiums on purchased options are recorded as assets and amortized over the lives of the options. Realized and unrealized gains on options relating to exposures that are no longer probable of occurring are included as foreign exchange gains in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company will adopt Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138 on July 1, 2000. See Recent Accounting Pronouncements Yet-to-be-Adopted in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition and Product Warranty

The Company recognizes revenue at the time of product shipment and provides currently for estimated discounts, rebates, product returns, and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. See Note 18 for the fair value disclosures required under SFAS 123.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was $19.6 million, $20.0 million and $20.1 million in 2000, 1999 and 1998, respectively.

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

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which revises the disclosure requirements for employers' pensions and other retiree benefits. Mallinckrodt adopted SFAS 132 in 1999 and the required disclosures are presented in Note 15.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 in 1999 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 19.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes new standards for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 in the first quarter of 1999 did not affect the Company's results of operation or financial position but did affect the presentation of information. Mallinckrodt has disclosed the required information in the Consolidated Statements of Changes in Shareholders' Equity and in Note 16.

Yet-to-be-Adopted

In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which clarified certain provisions of SFAS
133. These statements require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income in shareholders' equity. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the hedged item. The Company will adopt SFAS 133, as amended, in the first quarter of 2001. The adoption of SFAS 133 will not have a material effect on the Company's results of operations, cash flows or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission.
SAB 101A was released on March 24, 2000 and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff has continued to receive requests from a number of groups asking for additional time to determine the effect, if any, on registrant's revenue recognition practices. SAB 101B issued June 26, 2000 further delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

NOTE 2 - TYCO INTERNATIONAL LTD. AGREEMENT AND PLAN OF MERGER

On June 28, 2000, Mallinckrodt and Tyco International Ltd. (Tyco) entered into an Agreement and Plan of Merger. The merger agreement provides for the merger of Mallinckrodt with a Tyco subsidiary, as a result of which Mallinckrodt will become an indirect wholly-owned Tyco subsidiary and Mallinckrodt shareholders will become Tyco shareholders. Tyco has guaranteed the obligations of its subsidiaries in the merger. Consummation of the merger is subject to various conditions, including the approval by Mallinckrodt's shareholders and the receipt of required regulatory approvals. A special meeting of Mallinckrodt shareholders is scheduled to be held on September 19, 2000. At this meeting, shareholders of Mallinckrodt will be asked to approve the Agreement and Plan of Merger that Mallinckrodt entered into with subsidiaries of Tyco. Closing of the transaction is expected to occur this Fall.

In the merger, Mallinckrodt shareholders will receive Tyco common shares for each share of Mallinckrodt common stock they own based upon an exchange ratio which is designed to give Mallinckrodt shareholders $47.50 in market value of Tyco common shares for each of their shares of Mallinckrodt common stock. Under certain circumstances, Mallinckrodt shareholders could receive less than $47.50 in value of Tyco common shares. Mallinckrodt's 4 percent cumulative preferred stock will be redeemed following the merger.

NOTE 3 - CHANGES IN BUSINESS

Acquisitions and Divestitures

Nellcor Puritan Bennett Incorporated Acquisition

On August 28, 1997, the Company acquired Nellcor through an agreement to purchase for cash all of the outstanding shares of common stock of Nellcor. The aggregate purchase price of the Nellcor acquisition was approximately $1.9 billion.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Nellcor have been included in the Company's consolidated financial statements since September 1, 1997. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based upon accounting principles generally accepted in the United States and estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets, totaling $814.2 million, was allocated to goodwill and is being amortized on a straight-line basis over 30 years. The Company also recorded a deferred tax liability of $211.0 million, representing the tax effect of timing differences recorded as part of the acquisition.

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

Divestitures

On December 16, 1999, the Company sold its blood analysis product line, which was part of the Respiratory segment, and recorded a $27.3 million pretax gain, $16.9 million net of tax. On January 21, 2000, the Company sold its medical gas business, which was part of the Respiratory segment, and recorded a $17.7 million pretax gain, $5.5 million net of tax. The pretax gains from these transactions were included in nonoperating income, net.

Other

The Company had other acquisitions and divestitures during 2000, 1999, and 1998, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

Discontinued Operations

The Company sold certain chemical additive product lines in the second quarter of 1998, and recorded a gain on sale, net of taxes, of $8.7 million. In the fourth quarter of 1998, the Company sold its catalyst business and Aero Systems division. The catalyst sale resulted in a gain, net of taxes, of $60.2 million. No gain or loss was recognized on the sale of the Aero Systems division, and there were no earnings from operations. In June 1998, the Company committed to the sale of the remaining chemical additives business of the catalysts and chemical additives division, and closing of the sale occurred on July 31, 1998. This transaction resulted in a gain, net of taxes, of $23.3 million and earnings from operations were zero for the one month of operations in 1999. Certain liabilities for environmental, litigation and employee benefits remained with the Company, and reserves were established to address these liabilities as deemed appropriate. Earnings, net of taxes, from the catalysts and chemical additives division for 1999 and 1998 were zero and $11.4 million, respectively.

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

                                              1999    1998
                                              -----   -----
Catalysts and chemical additives division
   Gain on sale.............................. $23.3   $68.9
   Earnings from operations..................          11.4
Animal health segment
   Loss on sale..............................          (7.9)
                                              -----   -----
Discontinued operations...................... $23.3   $72.4
                                              =====   =====

The catalysts and chemical additives and Aero Systems divisions were reclassified to discontinued operations effective June 30, 1998.

Special Charges

Respiratory Segment Manufacturing Consolidation

During 2000, the Company recorded a pretax charge to cost of goods sold of $18.2 million, $11.9 million net of tax, for a manufacturing consolidation plan with the objective of enhancing operating efficiencies within the Respiratory segment. The pretax charge included $6.3 million related to the termination of 260 employees primarily associated with critical care ventilation production in the United States, $8.2 million to write off assets, primarily inventory, associated with plan implementation, and $3.7 million for employee transition bonuses and other items expensed as incurred. During the year, payments of $1.0 million were made to the affected employees. The remaining cash expenditures are expected to occur during 2001 and, although none are expected, reductions in the liability will be credited to cost of goods sold. Some products currently manufactured and serviced are being discontinued; however, the revenue and operating earnings associated with these products are not significant to the Respiratory segment. The manufacturing consolidation is expected to have a positive impact on earnings from continuing operations in 2001.

Equity Investment Write-down

During 2000, the Company recorded a pretax charge in nonoperating income, net of $10.5 million, $6.5 million net of tax, associated with the write-down of an investment in an equity security due to a decline in fair value considered to be other than temporary.

Nellcor Acquisition and Integration Charges

In 1998, immediately after the acquisition of Nellcor was consummated, management of the combined Company formulated an integration plan to combine Mallinckrodt and Nellcor into one company. Since both companies (Mallinckrodt and Nellcor) had global healthcare operations, senior management, through transition teams, assessed which activities should be consolidated. Management finalized and approved a Nellcor integration plan during 1998. Accordingly, the Company recorded additional purchase liabilities during 1998 of $50.1 million, $30.8 million net of related tax benefit, which were included in the acquisition cost allocation and related goodwill. The principal actions of the plan included the involuntary severance of approximately 450 Nellcor employees as a result of work force reduction primarily in U.S. administrative areas at a cost of $37.2 million, relocation of Nellcor employees at a cost of $3.8 million, and the elimination of contractual obligations of Nellcor which had no future economic benefit at a cost of $9.1 million. The actual number of employees terminated was 425. Approximately $46.5 million of cash expenditures were incurred through June 30, 2000, and no liabilities related to the Nellcor integration plan remained in accrued liabilities at June 30, 2000. Primarily as a result of reduced severance costs, the liability was reduced by $.5 million and $3.1 million in 2000 and 1999, respectively, for a total of $3.6 million, $2.2 million net of related tax benefit, with a corresponding $2.2 million reduction of goodwill.

During 1998, the Company recorded a pretax charge to selling, general and administrative expenses of $19.1 million associated with exiting certain activities related to Mallinckrodt operations. The charge included severance costs of $17.1 million related to the involuntary severance of approximately 130 Mallinckrodt employees as a result of work force reduction primarily in the Europe administration function and U.S. sales force, and facility exit costs of $2.0 million. The actual number of employees terminated was 115. Approximately $16.9 million of cash expenditures have been incurred through June 30, 2000. In June 1999, the associated accrual was reduced by $.7 million and credited to selling, general and administrative expenses. The remaining $1.5 million cash expenditures will occur in 2001. No further adjustments to the reserve are anticipated.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) from continuing operations per common share (in millions, except share and per share amounts).

                                                                                  2000          1999          1998
                                                                           -----------   -----------   -----------
Numerator:
   Earnings (loss) from continuing operations............................  $     205.0   $     172.9   $    (268.4)
   Preferred stock dividends.............................................          (.4)          (.4)          (.4)
                                                                           -----------   -----------   -----------
   Numerator for basic and diluted earnings (loss) per
    share--income (loss) available to common
    shareholders.........................................................  $     204.6   $     172.5   $    (268.8)
                                                                           ===========   ===========   ===========
Denominator:
   Denominator for basic earnings (loss) per share--
      weighted average shares............................................   68,864,515    71,634,420    72,920,659
   Potential dilutive common shares--employee
      stock options......................................................      276,961       264,455
   Denominator for diluted earnings (loss) per share--                     -----------   -----------   -----------
      adjusted weighted-average shares...................................   69,141,476    71,898,875    72,920,659
                                                                           ===========   ===========   ===========

Basic earnings (loss) from continuing operations
   per common share......................................................  $      2.97   $      2.41   $     (3.69)
                                                                           ===========   ===========   ===========

Diluted earnings (loss) from continuing operations
   per common share......................................................  $      2.96   $      2.40   $     (3.69)
                                                                           ===========   ===========   ===========

The diluted share base for the year ended June 30, 1998 excluded incremental shares of 612,285 related to employee stock options. These shares were excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 1998.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)..................................................................    2000     1999     1998
                                                                                 ------   ------   ------
Interest paid..................................................................  $ 81.6   $ 87.3   $ 83.7
Income taxes paid..............................................................   128.0    126.1     73.3
Noncash investing and financing activities:
  Assumption of liabilities related to acquisitions............................      .7      (.7)   465.6
  Issuance of stock for 401(k) employer matching contribution..................     6.3      6.0      9.7
  Stock awards.................................................................      .1       .2     10.1
  Fair value gain (loss) adjustment to securities..............................    (2.0)    (6.1)    (2.5)
  Assets acquired through capital leases.......................................              1.4
  Principal amount of debt assumed by buyers in conjunction with divestitures..                       1.0

The interest paid and income taxes paid presented above include amounts related to discontinued operations.

NOTE 6 - INVENTORIES

AT JUNE 30, (in millions)..................................   2000     1999
                                                            ------   ------
Raw materials and supplies................................. $184.4   $208.3
Work in process............................................   61.7     63.7
Finished goods.............................................  201.0    258.3
                                                            ------   ------
                                                            $447.1   $530.3
                                                            ======   ======



NOTE 7 - INVESTMENTS AND OTHER NONCURRENT ASSETS

AT JUNE 30, (in millions)..................................   2000    1999
                                                            ------   ------
Other investments, net..................................... $ 64.2   $42.2
Other noncurrent assets, net...............................   37.2    25.0
                                                            ------   ------
                                                            $101.4   $67.2
                                                            ======   =====

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

AT JUNE 30, (in millions)                                       2000       1999
                                                            --------   --------
Land and land improvements................................. $   80.8   $   85.0
Buildings and leasehold improvements.......................    338.0      345.4
Machinery and equipment....................................  1,028.7      979.7
Construction in progress...................................     84.1       48.9
                                                            --------   --------
                                                             1,531.6    1,459.0
Accumulated depreciation...................................   (678.3)    (588.3)
                                                            --------   --------
                                                            $  853.3   $  870.7
                                                            ========   ========

Capitalized interest costs were $.6 million in 2000, $.9 million in 1999 and $.8 million in 1998.

NOTE 9 - INTANGIBLE ASSETS

AT JUNE 30, (in millions)                                      2000        1999
                                                            --------   --------
Goodwill.................................................. $1,010.2    $1,071.0
Accumulated amortization..................................   (152.1)     (128.7)
                                                            --------   --------
Goodwill, net............................................. $  858.1    $  942.3
                                                           ========    ========

Technology................................................ $  353.9    $  387.1
Accumulated amortization..................................    (66.9)      (50.7)
                                                            --------   --------
Technology, net........................................... $  287.0    $  336.4
                                                           ========    ========

Other intangible assets................................... $  303.4    $  337.6
Accumulated amortization..................................    (77.7)      (71.0)
                                                            --------   --------
Other intangible assets, net.............................. $  225.7    $  266.6
                                                           ========    ========

In connection with the sale of the blood analysis product line and the medical gas and other businesses during 2000, the following intangible assets were written off and included in the gains and losses recorded on these sales in 2000: goodwill and related accumulated amortization of $51.4 million and $13.1 million, respectively; technology and related accumulated amortization of $33.1 million and $8.2 million, respectively; and other intangible assets and related accumulated amortization of $27.3 million and $4.4 million, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

In the ordinary course of business, Mallinckrodt purchases materials and sells finished products denominated in approximately 25 different currencies. The Company is primarily exposed to changes in exchange rates of the German deutsche mark and other Euro currencies, the Japanese yen and the Great Britain pound. Overall, the Company is a net beneficiary when the U.S. dollar weakens and is adversely affected by a stronger U.S. dollar relative to the major currencies identified.

The Company enters into forward foreign exchange contracts and currency swaps to minimize the exposure on intercompany financing transactions. To mitigate the short-term effect of changes in foreign currency exchange rates on the Company's consolidated performance, the Company hedges a portion of its non-U.S. dollar denominated exposures by purchasing currency options which generally have terms of two years or less. The Company uses the currency options with an objective of limiting negative foreign exchange rate effects on overall performance for both budget and prior year comparisons over a rolling 18- to 24-month horizon. The Company seeks to have effective coverage levels over such 18- to 24-month horizon of 50 to 80 percent of currency exposures that subject the Company to risk. There are no hedging gains or losses that are explicitly deferred at June 30, 2000.

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

Information on the duration by expected maturity, notional value, purpose and fair value of instruments outstanding as of June 30, 2000 is provided below (in millions, except average strike price and exchange rate):

                                                                                            Fair Value
                                                                                              (Loss)
                                                                                               As of
                                                              2001      2002     Total        6/30/00
                                                            ------    ------    -------    -----------
Purchased option contracts to sell for U.S.$ related to
 anticipated foreign currency exposures
    Great Britain pound
      Notional value....................................... $ 11.7    $  6.2     $ 17.9      $     .8
      Average strike price.................................   1.56      1.56
    German deutsche mark
      Notional value....................................... $ 50.0    $ 15.0     $ 65.0      $    3.3
      Average strike price.................................   1.98      2.06
    Japanese yen
      Notional value....................................... $ 29.0    $ 35.0     $ 64.0      $    1.0
      Average strike price.................................  107.5     113.6

Forward contracts and currency swaps related to
 intercompany financial transactions
   Sale of French franc
      Notional value....................................... $ 12.8               $ 12.8      $    (.2)
      Exchange rate........................................   6.84
   Sale of French franc
      Notional value....................................... $ 24.0               $ 24.0      $    (.5)
      Exchange rate........................................   6.87
   Swap of Japanese yen
      Notional value....................................... $ 12.9               $ 12.9      $   (4.2)
      Exchange rate........................................  140.0

Interest rate swap
 Related to 6.3% debentures, the Company pays variable
   (LIBOR + .3419%)/receives fixed (6.3%)
      Notional value....................................... $200.0               $200.0      $   (1.8)

Fair Value of Financial Instruments

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash, short-term investment vehicles, short-term debt and long-term debt.
In the aggregate, these instruments were carried at amounts approximating fair value at June 30, 2000 and 1999. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for debt with similar maturities and characteristics. See Note 14 for the disclosure of fair value of long-term debt.

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

NOTE 11 - INCOME TAXES

Income taxes included in the Consolidated Statements of Operations were (in millions):

                                                               2000    1999     1998
                                                              -----   -----    -----
Continuing operations.......................................  $90.4   $81.5    $18.4
Discontinued operations:
     Sale of catalysts and chemical additives division......           13.7     45.4
     Catalysts and chemical additives division operations...                     5.3
     Sale of animal health segment..........................                    (4.2)
 Other......................................................           (3.3)    (8.4)
                                                              -----   -----    -----
 Total discontinued operations..............................           10.4     38.1
                                                              -----   -----    -----
Cumulative effect of accounting change......................                    (4.1)
                                                              -----   -----    -----
                                                              $90.4   $91.9    $52.4
                                                              =====   =====    =====

The geographical sources of earnings (loss) from continuing operations before income taxes were (in millions):

                                                     2000     1999      1998
                                                   ------   ------   -------
U.S............................................... $188.6   $141.8   $(355.8)
Outside U.S.......................................  106.8    112.6     105.8
                                                   ------   ------   -------
                                                   $295.4   $254.4   $(250.0)
                                                   ======   ======   =======

The components of the income tax provision charged to continuing operations follow (in millions):

                                                     2000     1999     1998
                                                    ------   ------   ------
Current:
  U.S. federal...................................   $ 73.7   $ 26.4   $ 53.3
  U.S. state and local...........................     13.1      4.8      4.4
  Outside U.S....................................     33.5     33.5     29.5
                                                    ------   ------   ------
                                                     120.3     64.7     87.2
                                                    ------   ------   ------
Deferred:
  U.S. federal...................................    (32.8)    32.7    (87.5)
  U.S. state and local...........................     (7.5)    (2.9)    14.2
  Outside U.S....................................     10.4    (13.0)     4.5
                                                    ------   ------   ------
                                                     (29.9)    16.8    (68.8)
                                                    ------   ------   ------
                                                    $ 90.4   $ 81.5   $ 18.4
                                                    ======   ======   ======

The Company had the following deferred tax balances at June 30, 2000 and 1999 (in millions):

                                                                     2000      1999
Deferred tax assets:
     Restructuring accruals......................................  $  2.3    $ 14.5
     Pensions and deferred compensation..........................    33.3      21.6
     Net operating losses........................................     5.3      12.2
     Environmental accruals......................................    13.6      26.4
     Other, net..................................................               3.8
                                                                   ------    ------
Gross deferred tax assets........................................    54.5      78.5
Valuation allowance..............................................    (5.3)    (29.0)
                                                                   ------    ------
Total deferred tax assets........................................    49.2      49.5
                                                                   ------    ------
Deferred tax liabilities:
     Property, plant and equipment...............................   109.1     114.4
     Receivables.................................................    21.3      22.9
     Intangible assets...........................................   189.1     217.4
     Other, net..................................................    19.0
                                                                   ------    ------
Total deferred tax liabilities...................................   338.5     354.7
                                                                   ------    ------
Net deferred tax liabilities.....................................  $289.3    $305.2
                                                                   ======    ======

The tax benefit of the Company's net operating loss carryforwards of $5.3 million relates to its non-U.S. operations, and $3.3 million of the tax benefit will expire in years 2001 through 2006. The remaining $2.0 million of the tax benefit relates to net operating loss carryforwards with indefinite carryforward periods.

Factors causing the effective tax rate for continuing operations to differ from the U.S. federal statutory rate were (in millions):

                                                     2000     1999      1998
                                                    ------   ------    ------
Computed tax at the U.S. federal statutory rate.... $103.4   $ 89.0    $(87.5)
State income taxes, net of federal benefit.........    4.0      1.2      12.1
Effect of foreign operations.......................  (18.4)   (13.4)    (14.4)
Purchase accounting................................                     107.2
Goodwill amortization..............................   11.0     11.4      10.4
Gain on sale.......................................    9.7
Change in domestic valuation allowance.............  (16.8)
Other items........................................   (2.5)    (6.7)     (9.4)
                                                    ------   ------    ------
Income tax provision............................... $ 90.4   $ 81.5    $ 18.4
                                                    ======   ======    ======

Effective tax rate.................................   30.6%    32.0%    (7.4)%

Undistributed earnings of certain subsidiaries outside the U.S. are considered to be permanently invested. Accordingly, no provision for income taxes was made for undistributed earnings of such subsidiaries, which aggregated $312.9 million at June 30, 2000.

NOTE 12 - ACCRUED LIABILITIES

AT JUNE 30, (in millions)                                       2000     1999
                                                               ------   ------
Compensation and benefits....................................  $133.3   $131.9
Environmental liabilities....................................    82.6     81.0
Other........................................................   150.6    246.6
                                                               ------   ------
                                                               $366.5   $459.5
                                                               ======   ======

NOTE 13 - LINES OF CREDIT

The Company has a $1.0 billion private placement commercial paper program. The program is backed by a $1.0 billion revolving credit facility expiring September 12, 2002. Under this facility, interest rates on borrowings are based upon the London Interbank Offered Rate, plus a margin dependent on the Company's senior debt rating. There was no borrowing outstanding under the revolving credit facility at June 30, 2000. Commercial paper borrowings under this program were $172.8 million as of June 30, 2000.

Non-U.S. lines of credit totaling $125.8 million were also available, and borrowings under these lines amounted to $24.6 million at June 30, 2000. These non-U.S. lines are cancelable at any time.

NOTE 14  - DEBT

The components of short-term debt at June 30, 2000 and 1999 were (in millions):

                                                                2000     1999
                                                               ------   ------
Notes payable................................................  $201.8   $180.1
Current maturities of long-term debt.........................   201.8    203.7
                                                               ------   ------
                                                               $403.6   $383.8
                                                               ======   ======

The weighted-average interest rates on short-term borrowings at June 30, 2000 and 1999 were 6.2 percent and 5.0 percent, respectively.

The components of long-term debt at June 30, 2000 and 1999 were (in millions):

                                                                  Fair Value      Carrying Amount
                                                                ---------------   ----------------
                                                                 2000     1999     2000      1999
                                                                ------   ------   ------    ------
9.875% debentures with initial payment of $.9 million due
    2002 and annual installments of $15.0 million beginning
    in 2003, with final payment in 2011.......................  $141.2   $146.4   $135.3    $135.2
7% debentures due 2014........................................    85.9     90.9     98.9      98.9
6.75% notes due 2006..........................................    94.8     98.5     99.6      99.6
6.5% notes due 2008...........................................    89.9     94.1     99.1      98.9
6.3% debentures due 2011......................................   202.2    203.4    200.8     200.9
6% notes due 2004.............................................    95.6     97.1     99.7      99.6
5.99% debentures due 2010.....................................            205.3              202.7
Other.........................................................     9.3     10.4      9.3      10.4
                                                                ------   ------   ------    ------
                                                                $718.9   $946.1    742.7     946.2
                                                                ======   ======
Less current maturities.......................................                     201.8     203.7
                                                                                  ------    ------
                                                                                  $540.9    $742.5
                                                                                  ======    ======

In January 1998, the Company issued $200 million aggregate principal amount of notes maturing January 14, 2010. The notes paid interest at 5.99 percent until January 14, 2000, at which time the notes were put back to the Company and refinanced with commercial paper. These notes had been classified as short-term at June 30, 1999.

In March 1998, the Company issued $200 million aggregate principal amount of notes maturing March 15, 2011. The notes bear interest at 6.3 percent until March 15, 2001, at which time the interest rate will be reset at a fixed annual rate of 5.6219 percent plus the Company's then incremental borrowing rate above the rate quoted on U.S. Treasury ten-year notes. The notes are redeemable at the election of the holder, in whole but not in part, at 100 percent of the principal amount on March 15, 2001. In conjunction with this issue, the Company entered into an interest rate swap transaction whereby the effective periodic interest payment is equal to three-month LIBOR plus .3419 percent. The rate is adjusted every three months starting June 15, 1998. The swap contract expires on

March 15, 2001. The proceeds of this transaction were used to repay commercial paper borrowings. These notes have been classified as short-term at June 30, 2000.

Maturities of long-term debt for the next five years are: 2001-$201.8 million; 2002-$.6 million; 2003-$15.5 million; 2004-$115.5 million; and 2005-$15.3 million. The 9.875 percent debentures are redeemable at the option of Mallinckrodt at 100 percent in 2001 and thereafter.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The changes in benefit obligations and plan assets in 2000 and 1999, and the funded status and amounts recognized in the Consolidated Balance Sheets at June 30, 2000 and 1999 for U.S. and significant non-U.S. defined benefit pension plans and U.S. postretirement healthcare benefit plans follow (in millions):

                                                            2000                         1999
                                             -----------------------------   ------------------------------
                                              Pension Benefits     Other      Pension Benefits      Other
                                             -------------------             -------------------
                                              U.S.      Non-U.S.  Benefits    U.S.      Non-U.S.   Benefits
                                             ------     --------  --------   ------     --------   --------
Benefit obligation at beginning of year....  $402.7      $79.0     $126.0    $461.6       $65.9     $137.6
Service cost...............................    21.4        5.7        2.8      17.6         4.5        3.4
Interest cost..............................    28.6        3.9        9.0      30.5         4.0        9.4
Plan participants'  contributions..........                 .6                               .7
Plan amendments............................                (.1)                 4.7         1.2       (5.0)
Net actuarial (gain) loss..................     (.4)      (7.9)      (6.9)    (51.9)        7.3       (5.7)
Foreign currency exchange rates............               (4.5)                            (3.3)
Benefits paid..............................   (45.0)      (3.4)      (9.7)    (61.9)       (1.3)     (13.7)
Curtailments...............................                (.1)                 (.2)
Special termination benefits...............     2.7         .6                  2.3
                                             ------      -----     ------    ------       -----     ------
Benefit obligation at end of year..........   410.0       73.8      121.2     402.7        79.0      126.0
                                             ------      -----     ------    ------       -----     ------

Fair value of plan assets at beginning
  of year..................................   370.7       57.1                390.9        46.0
Actual return on plan assets...............    68.2        3.9                 18.2         8.2
Foreign currency exchange rates............               (3.5)                            (2.7)
Employer contributions.....................     6.0        6.5        9.7      26.5         6.4       13.7
Plan participants' contributions...........                 .6                               .7
Benefits and expenses paid.................   (47.3)      (3.7)      (9.7)    (64.9)       (1.5)     (13.7)
                                             ------      -----     ------    ------       -----     ------
Fair value of plan assets at end of year...   397.6       60.9                370.7        57.1
                                             ------      -----     ------    ------       -----     ------

Benefit obligation in excess of plan
  assets...................................    12.4       12.9      121.2      32.0        21.9      126.0
Unrecognized prior service cost............    (9.3)      (1.5)      17.1     (10.8)       (1.8)      18.9
Unrecognized transition asset
  (obligation).............................     (.3)                           (1.1)        (.1)
Unrecognized net actuarial gain (loss).....    70.4        3.8       27.8      38.4        (4.4)      21.6
                                             ------      -----     ------    ------       -----     ------
Accrued benefit liability..................  $ 73.2      $15.2     $166.1    $ 58.5       $15.6     $166.5
                                             ======      =====     ======    ======       =====     ======


The aggregate projected benefit obligation, aggregate accumulated benefit obligation, and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $64.4 million, $45.3 million and $4.0 million, respectively, as of June 30, 2000, and $98.1 million, $84.5 million and $45.3 million, respectively, as of June 30, 1999.

The components of net periodic defined benefit pension costs and net periodic U.S. postretirement healthcare benefit costs are as follows (in millions):

                                                2000                           1999                           1998
                                   ----------------------------    --------------------------     ----------------------------
                                     Pension Benefits    Other     Pension Benefits   Other       Pension Benefits    Other
                                   -------------------             -----------------              -----------------
                                    U.S.      Non-U.S. Benefits     U.S.    Non-U.S. Benefits      U.S.    Non-U.S.  Benefits
                                   ------     -------- --------    -----    -------- --------     ------   --------  ---------
Service cost...................    $ 21.4      $ 5.7   $  2.8      $17.6       $4.5    $ 3.4      $15.9      $ 5.3      $ 3.1
Interest cost..................      28.6        3.9      9.0       30.5        4.0      9.4       31.4        3.4       10.0
Expected return on plan
  assets.......................     (34.1)      (3.6)              (33.7)      (3.6)              (32.6)      (2.8)
Amortization of prior service
 cost..........................       1.5         .2     (1.8)       1.2         .1     (1.5)       1.2         .1       (1.4)
Amortization of transition
 (asset) obligation............        .8         .1                  .9         .1                  .9         .1
Recognized net actuarial
 (gain) loss...................       (.1)        .1      (.8)       (.2)       (.1)     (.2)       (.3)       (.1)       (.4)
Curtailments...................                  (.1)                                               (.1)       (.2)      (1.4)
Special termination benefits...       2.7                            2.3                            7.8
                                   ------      -----   ------      -----       ----    -----      -----      -----      -----
Net periodic benefit costs.....    $ 20.8      $ 6.3   $  9.2      $18.6       $5.0    $11.1      $24.2      $ 5.8      $ 9.9
                                   ======      =====   ======      =====       ====    =====      =====      =====      =====

Included above and relating to the sale of the blood analysis product line and the medical gas and other businesses, and included in the gains and losses recorded on these sales in 2000, are special termination benefits of $.3 million. Included above and relating to the sale of the chemical additives business in 1999, and included in the gain on sale recorded in discontinued operations in 1999, are special termination benefits of $.1 million and a $.2 million curtailment loss relating to U.S. defined benefit pension plans. Included above and relating to the sale of the catalyst business in 1998, and included in the gain on sale recorded in discontinued operations in 1998, are special termination benefits of $1.2 million, a $.2 million curtailment gain relating to a non-U.S. defined benefit pension plan, and a $1.4 million curtailment gain relating to U.S. postretirement healthcare benefit plans. Special termination benefits in 2000, 1999 and 1998 include charges relating to employee headcount reduction programs of $2.4 million, $2.2 million and $6.3 million, respectively.

The weighted-average assumptions as of each year end used in accounting for the defined benefit pension plans and the U.S. postretirement healthcare benefit plans follow:

                                      June 30, 2000                   June 30, 1999                June 30, 1998
                               -----------------------------   ----------------------------   ----------------------------
                               Pension Benefits     Other      Pension Benefits     Other     Pension Benefits   Other
                               ----------------                ----------------               ----------------
                                U.S.     Non-U.S.   Benefits    U.S.   Non-U.S.    Benefits     U.S.   Non-U.S.  Benefits
                               ------    --------   --------   -----   --------    --------   ------   --------  ---------
Discount rate..................  8.00%      5.97%     8.00%     7.25%      5.10%    7.25%       7.00%      5.69%     7.00%
Expected long-term rate of
 return on plan assets.........  9.50%      7.02%               9.50%      6.29%                9.50%      6.76%
Compensation increase rate.....  4.55%      3.17%     5.00%     4.54%      2.85%    5.00%       4.50%      2.97%     5.00%

For measurement purposes, annual rates of increase in the per capita cost of covered healthcare benefits of 7.75 percent and 7.5 percent were assumed for 2001 and 2000, respectively. It was also assumed for 2001 and 2000 that the annual rates of increase in the per capita cost of covered healthcare benefits would gradually decline to 5.50 percent and 4.75 percent, respectively, for 2006 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans for retired employees. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on 2000 service and interest cost and the accumulated postretirement benefit obligation at June 30, 2000 (in millions):

                                                                                One-Percentage-     One-Percentage-
                                                                                Point Increase      Point Decrease
                                                                                --------------      ---------------
Effect on total of service and interest cost components of net periodic
  postretirement healthcare benefit cost......................................       $ 1.0               $  (.9)
Effect on accumulated postretirement benefit obligation for healthcare
  benefits....................................................................         9.2                 (8.3)

The net actuarial gain/loss in excess of 10% of the greater of the benefit obligation and the fair value of plan assets, the prior service cost and the transition asset/obligation are being amortized on a straight-line basis over the average remaining service period of active participants at the date established.

Defined contribution pension and investment plan expense for 2000, 1999 and 1998 was $14.9 million, $12.1 million and $12.6 million, respectively. Expenses related to the plans consist primarily of Company contributions, which include discretionary amounts determined on an annual basis for certain investment plans.

The pension and postretirement healthcare benefit plan information presented above includes related amounts for the businesses sold in 2000, 1999 and 1998. Mallinckrodt retained all pension assets and liabilities relating to the frozen pension benefits of U.S. employees of the businesses sold in 2000, 1999 and 1998.

NOTE 16 - COMPREHENSIVE INCOME

The accumulated balances, net of taxes, related to each component of other comprehensive loss were as follows (in millions):

                                                                  Accumulated
                                    Foreign       Unrealized         Other
                                    Currency    Gains (Losses)   Comprehensive
                                  Translation   on Securities        Loss
                                  -----------   -------------    -------------
Balance at June 30, 1997..........   $(50.0)        $  .1          $ (49.9)
Other comprehensive loss..........    (21.1)         (1.6)           (22.7)
                                     ------         -----          -------
Balance at June 30, 1998..........    (71.1)         (1.5)           (72.6)
Other comprehensive loss..........    (28.7)         (3.8)           (32.5)
                                     ------         -----          -------
Balance at June 30, 1999..........    (99.8)         (5.3)          (105.1)
Other comprehensive income........      5.7           5.4             11.1
                                     ------         -----          -------
Balance at June 30, 2000..........   $(94.1)        $  .1          $ (94.0)
                                     ======         =====          =======

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The change in foreign currency translation in 2000 was net of a $35.8 million translation loss included in nonoperating income, net and related to the sale of the blood analysis product line.

The change in unrealized gains (losses) on securities during 2000 was net of a $6.5 million after-tax loss included in net earnings from the write-down of an investment in an equity security (see Note 3), and during 1998 included reclassification adjustments of $.2 million of losses realized from the sale of securities with no tax benefit. The tax effects on the components of other comprehensive income (loss) for 2000, 1999 and 1998 were benefits of $.7 million, $2.3 million and $.9 million, respectively.

NOTE 17 - CAPITAL STOCK

The Company has authorized and issued 100,000 shares, 98,330 outstanding at June 30, 2000, of par value $100, 4 percent cumulative preferred stock. This stock, with voting rights, is redeemable at the Company's option at $110 per share. During the three years ended June 30, 2000, the number of issued and outstanding shares did not change. The Company has authorized 1,400,000 shares, par value $1, of series preferred stock, none of which was outstanding during the three years ended June 30, 2000.

In February 1999, the Company's Board of Directors approved the redemption of the Company's non-voting common stock purchase rights at the redemption price of five cents per right effective March 15, 1999.

The Company has 14,092,812 common shares reserved at June 30, 2000 for exercise of stock options, granting of stock awards and employee stock purchases.

The Company's common stock share repurchases have totaled 43.7 million shares as of June 30, 2000. Authorizations to repurchase an additional 6.1 million shares of common stock remain under previously approved resolutions of the Company's Board of Directors. Changes in the number of shares of common stock issued and in treasury were as follows:

                                                    2000           1999           1998
                                                 ----------     ----------     ----------

Common stock issued...........................   87,124,773     87,124,773     87,124,773
Treasury common stock:
  Balance, beginning of year..................   16,422,084     13,950,122     14,852,331
  Stock options exercised.....................     (625,490)      (244,019)      (614,320)
  Purchased...................................    3,959,878      2,955,200        241,753
  Employee stock purchase plan................      (42,790)
  Stock awards................................       (3,616)        (7,806)      (256,903)
  401(k) employer matching contribution.......     (192,210)      (231,413)      (272,739)
                                                 ----------     ----------     ----------
  Balance, end of year........................   19,517,856     16,422,084     13,950,122
                                                 ----------     ----------     ----------
Common stock outstanding, end of year.........   67,606,917     70,702,689     73,174,651
                                                 ==========     ==========     ==========

NOTE 18 - STOCK PLANS

The Company authorized a new employee non-qualified stock option plan in October 1997. This plan provides for granting stock options at prices not less than 100 percent of market price (as defined) at the date of grant. Options are exercisable over nine years beginning one year after the date of grant and are limited for the first and second year of eligibility to 33-1/3 percent and 66-2/3 percent, respectively. Options granted under previous non-qualified stock option plans are exercisable over nine years beginning one year after the date of grant and are limited to 50 percent during the first year of eligibility.

The Company has a Directors' Stock Option Plan (which will expire in October
2000), which provides each non-employee director continuing in office after an annual meeting of stockholders a non-qualified option to purchase 1,500 shares of Mallinckrodt common stock at 100% of fair market value on the date of grant. Each option has a term of ten years, unless the period is shortened under provisions taking effect upon death or retirement. Fifty percent of the shares covered by each grant become exercisable on the first anniversary of the grant, and the remaining fifty percent become exercisable on the second anniversary.

The Company also has a Directors' Stock Award Plan which provides each eligible non-employee director an annual grant of Mallinckrodt common stock having a fair market value equal to $15,000. Awards will generally be made on the first business day following each annual stockholders' meeting.

The Mallinckrodt Employee Stock Purchase Plan (ESPP) enables full-time employees to purchase full or fractional shares of Mallinckrodt common stock through payroll deduction of up to 5 percent of eligible compensation. The price an employee pays is 85 percent of the lower of the average market price on the first business day and the last business day of each offering period. The offering periods begin on the first day of July, October, January and April.
The shareholders approved the plan in October 1999. At June 30, 2000, approximately 1.5 million shares of common stock are available for the ESPP. During 2000, employees purchased 43 thousand shares, all of which were treasury shares, and paid Mallinckrodt $1.0 million for these shares.

The pro forma information regarding net earnings and earnings per share required by SFAS 123 has been determined as if the Company had accounted for its stock options and employee stock purchase plan under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         2000     1999    1998
                                                        -------  ------  ------
Risk free interest rate...............................   6.01%    5.75%   5.95%
Expected dividend yield of stock......................   1.93%    1.84%   1.58%
Expected volatility of stock..........................   33.3%    22.3%   23.8%
Expected life of option (years).......................     4.6      4.6    4.6

The weighted-average fair values of options granted during 2000, 1999 and 1998 were $10.18, $6.35 and $9.39, respectively.

The estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in millions, except per share amounts):

                                                          2000    1999     1998
                                                        -------  -------  ------
Net earnings (loss):
  As reported........................................   $205.0   $196.2   $(204.4)
  Pro forma..........................................    200.0    187.1    (215.3)

Earnings (loss) per share:
  As reported........................................   $ 2.96   $ 2.72   $ (2.81)
  Pro forma..........................................     2.89     2.60     (2.96)

A summary of the Company's stock option activity and related information follows:

                                                   2000                        1999                          1998
                                      ----------------------------  ---------------------------    ----------------------------
                                        Number       Weighted-Avg.    Number     Weighted-Avg.       Number       Weighted-Avg.
                                      of Options    Exercise Price  of Options   Exercise Price    of Options    Exercise Price
                                      ----------    --------------  ----------   --------------    ----------    --------------
Outstanding-beginning
 of year..........................    8,113,129        $ 32.49      7,218,226        $34.04        5,821,316        $32.96
Granted...........................    1,281,437          32.50      1,921,417         26.28        2,601,227         35.68
Exercised.........................     (625,490)         28.03       (244,019)        21.17         (614,320)        29.40
Canceled..........................   (1,122,981)         34.04       (782,495)        35.95         (589,997)        35.44
                                      ---------                     ---------                      ---------
Outstanding-end of year...........    7,646,095          32.62      8,113,129         32.49        7,218,226         34.04
                                      =========                     =========                      =========
Exercisable at end of year            5,318,429          33.92      5,265,282         34.04        4,394,493         32.64
Reserved for future
 option grants....................    4,925,843                       933,984                      2,768,000

Outstanding stock options will expire over a period ending no later than June 18, 2010. The average exercise price of outstanding stock options at June 30, 2000 was based on an aggregate exercise price of approximately $249 million. The weighted-average remaining contractual life of outstanding stock options is 6.4 years. Further breakdown of outstanding stock options by price range follows:


                          Options Currently Outstanding                    Options Exercisable
                   ----------------------------------------------     --------------------------------
                      Number      Weighted-Avg.   Weighted-Avg.        Number          Weighted-Avg.
  Price Range      of Options    Exercise Price   Remaining Life      of Options       Exercise Price
---------------   ------------  ---------------- ---------------     -----------       --------------
$18.54 - 29.98        2,298,410          $26.59             6.67            1,237,444          $27.13
$30.06 - 34.79        2,152,292           33.09             7.22              928,135           33.72
$35.01 - 44.47        3,195,393           36.65             5.59            3,152,850           36.64

NOTE 19 - BUSINESS SEGMENT AND GEOGRAPHICAL DATA

Upon adoption of SFAS 131, the Company segregated its operations into three reportable segments: Respiratory, Imaging and Pharmaceuticals. The Company's reportable segments are business units that offer different products and services and are managed separately, because each business requires different manufacturing, technology and marketing strategies.

The Respiratory segment develops, manufactures and sells products that help diagnose, monitor and treat respiratory disorders. Respiratory products include anesthesia and respiratory devices; oximetry, including monitors and sensors; critical care and portable ventilators; oxygen therapy and asthma management; sleep diagnostic and therapy; and maintenance services. The Respiratory segment's products are purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and are marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, physicians' offices, clinics, ambulatory care settings, and the growing home market. These products are sold in the major markets of the world principally through a direct sales force, assisted by clinical consultants and specialists, corporate account managers, and distributors in the United States and internationally.

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

The accounting policies of the reportable segments are the same as those described in Note 1.

The following information by segment is as of and for the years ended June 30 (in millions):

                                                       Respiratory      Imaging       Pharmaceuticals       Total
                                                     ---------------  ------------  -------------------  -----------
2000
----
Net sales............................................  $   1,132.5      $  769.5       $   750.8           $ 2,652.8
Depreciation expense.................................         42.9          40.4            38.6               121.9
Amortization expense.................................         65.7           8.6             7.3                81.6
Operating earnings...................................        146.4          83.8           120.3               350.5
Identifiable segment assets..........................      1,978.1         677.9           721.2             3,377.2
Expenditures for property, plant and equipment.......         36.7          35.8            75.9               148.4

1999
----
Net sales............................................      1,143.9         779.8           661.1             2,584.8
Depreciation expense.................................         48.2          41.8            38.1               128.1
Amortization expense.................................         68.9           8.1             7.5                84.5
Operating earnings...................................        137.6         119.3           103.3               360.2
Identifiable segment assets..........................      2,202.1         698.0           686.4             3,586.5
Expenditures for property, plant and equipment.......         39.5          34.9            41.5               115.9

1998
----
Net sales............................................        991.2         763.8           616.2             2,371.2
Depreciation expense.................................         45.2          34.3            31.9               111.4
Amortization expense.................................         59.0           9.1             7.2                75.3
Operating earnings...................................        102.2         123.8            83.2               309.2
Identifiable segment assets..........................      2,328.1         705.0           653.0             3,686.1
Expenditures for property, plant and equipment.......         49.7          48.6            41.2               139.5

Reconciliations of operating earnings for reportable segments to earnings from continuing operations before income taxes as reported in the Consolidated Statements of Operations and a reconciliation of identifiable segment assets to total assets as reported in the Consolidated Balance Sheets follow (in millions):

                                                                                As of and for the Year Ended June 30,
                                                                             ------------------------------------------
                                                                              2000               1999            1998
                                                                             --------          --------        --------
Total operating earnings for reportable segments......................       $  350.5          $  360.2        $  309.2
Corporate expense.....................................................          (22.7)            (24.8)          (22.9)
Acquisition-related charges...........................................                                           (380.7)
Integration-related charges...........................................                                            (68.6)
                                                                             --------          --------        --------
Consolidated operating earnings (loss)................................          327.8             335.4          (163.0)
Nonoperating income, net..............................................           42.2               4.0            14.8
Interest expense......................................................          (74.6)            (85.0)         (101.8)
                                                                             --------          --------        --------
Earnings (loss) from continuing operations before income taxes........       $  295.4          $  254.4        $ (250.0)
                                                                             ========          ========        ========

Identifiable segment assets...........................................       $3,377.2          $3,586.5        $3,686.1
Other assets..........................................................           91.7              70.9           169.8
Discontinued operations...............................................                                             17.2
                                                                             --------          --------        --------
Total assets..........................................................       $3,468.9          $3,657.4        $3,873.1
                                                                             ========          ========        ========

Corporate items not associated with identifiable segments:
   Depreciation expense...............................................       $    1.7          $    2.5        $    2.9
   Expenditures for property, plant and equipment.....................             .8               1.0             3.2

On August 28, 1997, the Company acquired Nellcor. The acquisition was accounted for under the purchase method of accounting. The purchase price of the Nellcor acquisition was approximately $1.9 billion and was allocated to the assets acquired and liabilities assumed based upon accounting principles generally accepted in the United States and estimated fair values at the date of acquisition. Purchased research and development, an identifiable intangible asset, of $306.3 million was charged to continuing operations in the first quarter of 1998. The sale of Nellcor inventories, which were stepped up to fair value in connection with allocation of purchase price, decreased earnings from continuing operations before income taxes by $74.4 million. In addition, the Company recorded pretax integration-related charges of $68.6 million in 1998. See Note 3 for additional information.

Net sales in the U.S. based upon location of the customers were $1.80 billion, $1.74 billion and $1.59 billion for 2000, 1999 and 1998, respectively. The U.S. represents 68 percent, 68 percent and 67 percent of total net sales for 2000, 1999 and 1998, respectively. No other individual country had revenues representing 10 percent or more of total net sales during this three-year period.

Property, plant and equipment, net located in the U.S. were $672 million, $676 million and $688 million for 2000, 1999 and 1998, respectively. The U.S. represents 79 percent, 78 percent and 77 percent of the total property, plant and equipment for 2000, 1999 and 1998, respectively. No other individual country had property, plant and equipment, net representing 10 percent or more of this asset category during this three-year period.

In July 1996, Mallinckrodt began supplying Premier with x-ray contrast media under a five-year contract. Subsequently, Mallinckrodt entered into a sole-source agreement to supply Premier hospital and healthcare facilities with tracheostomy tubes, temperature monitoring systems, and radiopharmaceuticals and related products. Effective July 1, 1997, Premier named Mallinckrodt a corporate partner and, accordingly, Premier's 1,800 hospital and healthcare facilities are provided incentives to use Mallinckrodt products. Effective July 1, 1999, the corporate agreement was extended through December 31, 2006. In addition, the new agreement with the inclusion of Nellcor products now covers almost all Respiratory and Imaging segment products. For 2000, 1999 and 1998, net sales to hospital and healthcare facilities under the Premier agreement represented approximately 16 percent, 13 percent and 13 percent, respectively, of consolidated net sales. No individual customer, either through Premier or otherwise, represented more than 10 percent of net sales for any of the three years in the period ended June 30, 2000.

NOTE 20 - COMMITMENTS

The Company leases office space, data processing equipment, land, buildings, and machinery and equipment. Rent expense for continuing operations in 2000, 1999 and 1998 related to operating leases was $30.9 million, $32.1 million and $31.5 million, respectively. Minimum rent commitments for continuing operations at June 30, 2000 under operating leases with an initial or remaining noncancelable period exceeding one year follow:

(In millions)    2001     2002     2003     2004      2005   After 2005   Total
               -------  -------  -------  --------  -------  ----------  -------
               $ 23.1   $ 19.7   $ 17.0   $ 14.4    $ 13.2   $ 35.2      $ 122.6

NOTE 21 - CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In one such matter, German authorities seized certain records of two of the Company's non-U.S. subsidiaries, Mallinckrodt Medical GmbH and Mallinckrodt Radiopharma GmbH, in the Fall of calendar 1997. These seizures were part of investigations of certain practices at these subsidiaries that involved payments to physicians and other German healthcare providers. The investigations, which are ongoing, appear to focus on whether the payments in question were for research or other services performed by the recipients, or may have been sales incentives or discounts which could possibly be contrary to German law.

The Company understands that the German authorities are also reviewing the conduct of physicians and healthcare providers that were the recipients of these payments. This aspect of the investigation appears to have adversely affected some of the German subsidiaries' customer relationships. When compared to the same period last year, sales of x-ray contrast media and radiopharmaceutical products in Germany have declined during 2000 by 17 percent in local currency, or approximately $11 million excluding the impact of translation, which was in part the result of a decline in market price.

The Company cannot anticipate the outcome of the pending German investigations. At present, no charges have been filed against the Company's subsidiaries or their employees. Settlement discussions are underway with the German authorities. There have been significant changes in the management of the German subsidiaries since the time of the seizures, and the Company believes it has terminated those who were responsible. In addition, the Company has undertaken a review of its procedures governing payments to healthcare providers, both in Germany and elsewhere in Europe. The Company is also reviewing, with the advice of German counsel, whether the payments in question may result in any liability to German health insurers. Based upon currently available information, the Company does not believe that the German investigation will have a material impact on the Company's consolidated results of operations or financial position.

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

In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental investigations or remediations and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Accruals for future expenditures for environmental remediation are not discounted to their present value. Recoveries, of which none exist at June 30, 2000 and 1999, of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. The Company previously recognized the costs associated with the investigation and remediation of Superfund sites, the litigation of potential environmental claims, and the investigation and remedial activities at the Company's current and former operating sites for matters that meet the policy set forth above. Related accruals at June 30, 2000 and 1999 of $122.6 million and $128.8 million, respectively, are included in current accrued liabilities and other noncurrent liabilities and deferred credits.

QUARTERLY RESULTS
(In millions, except per share amounts)

FISCAL 2000

                                                                              Quarter (Unaudited)
                                                                   ----------------------------------------
                                                                    First       Second    Third     Fourth      Year
                                                                   ----------  --------  --------  --------  ----------
Net sales.....................................................     $   614.1    $  681.8  $  659.0  $  697.9  $ 2,652.8
Gross margins.................................................         277.0       296.3     288.5     316.5    1,178.3
Net earnings..................................................          37.7        46.8      57.9      62.6      205.0
Preferred stock dividends.....................................           (.1)        (.1)      (.1)      (.1)       (.4)
                                                                   ---------    --------  --------  --------  ---------
Available for common shareholders.............................     $    37.6    $   46.7  $   57.8  $   62.5  $   204.6
                                                                   =========    ========  ========  ========  =========
Basic earnings per common share...............................     $     .53    $    .67  $    .85  $    .93  $    2.97
                                                                   =========    ========  ========  ========  =========
Diluted earnings per common share.............................     $     .53    $    .67  $    .85  $    .93  $    2.96
                                                                   =========    ========  ========  ========  =========

Basic and diluted earnings per share for the four quarters of 2000 were more than full year per share results due to decreases in common shares outstanding during 2000.


FISCAL 1999

                                                                             Quarter (Unaudited)
                                                                 -------------------------------------------
                                                                     First       Second    Third     Fourth      Year
                                                                 -------------  --------  --------  --------  ----------
Net sales.....................................................    $   591.9      $ 637.9   $   676.1  $  678.9  $2,584.8
Gross margins.................................................        273.6        290.2       317.0     324.1   1,204.9
Earnings from continuing operations...........................         31.7         35.1        54.1      52.0     172.9
Discontinued operations.......................................         22.6                                 .7      23.3
                                                                  ---------     --------   --------- ---------  --------
Net earnings..................................................         54.3         35.1        54.1      52.7     196.2
Preferred stock dividends.....................................          (.1)         (.1)        (.1)      (.1)      (.4)
                                                                  ---------     --------  ---------- --------- ---------
Available for common shareholders.............................    $    54.2         35.0   $    54.0  $   52.6  $  195.8
                                                                  =========     ========  ========== ========= =========

Basic earnings per common share:
   Earnings from continuing operations........................    $     .43      $   .49   $     .76  $    .73  $   2.41
   Discontinued operations....................................          .31                                .01       .32
                                                                  ---------     --------  ---------- --------- ---------
   Net earnings...............................................    $     .74      $   .49   $     .76  $    .74  $   2.73
                                                                  =========     ========  ========== ========= =========

Diluted earnings per common share:
   Earnings from continuing operations........................    $     .43      $   .49   $     .75  $    .73  $   2.40
   Discontinued operations....................................          .31                                .01       .32
                                                                  ---------     --------  ---------- --------- ---------
   Net earnings...............................................    $     .74      $   .49   $     .75  $    .74  $   2.72
                                                                  =========     ========  ========== ========= =========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant.   The following information concerning the Board of
Directors of the Registrant is current as of July 1, 2000:

RAYMOND F. BENTELE, 63, president and chief executive officer of Mallinckrodt, Inc. from 1981 until his retirement in December 1992. Mr. Bentele joined the Company as senior vice president when it acquired the corporation then named Mallinckrodt, Inc. in 1986, and was executive vice president of the Company from 1989 until retirement. He is a director of Kellwood Company, Leggett & Platt, Incorporated and IMC Global Inc. Mallinckrodt director since 1990. Term expires in 2002.

WILLIAM L. DAVIS, 56, chairman of the board and chief executive officer since March 1997 of R. R. Donnelley & Sons Company, a provider of a broad range of services in print and digital media, with its headquarters located in Chicago, Illinois. Mr. Davis was a senior executive vice president of Emerson Electric Co., St. Louis, Missouri, from 1993 to 1997, and executive vice president from 1988 to 1993. Mallinckrodt director since 1995. Term expires in 2001.

RONALD G. EVENS, M.D., 60, president and chief executive officer of Barnes-Jewish Hospital, St. Louis, Missouri; Professor of Radiology and Professor of Medical Economics, Washington University, St. Louis, Missouri. Dr. Evens was director of the Mallinckrodt Institute of Radiology until the fall of 1999. He is also a director of RightCHOICE Managed Care, Inc., a for-profit subsidiary of Blue Cross and Blue Shield of Missouri. Mallinckrodt director since 1990. Term expires in 2002.

PETER B. HAMILTON, 53, vice chairman of Brunswick Corporation, a branded recreational products company located in Lake Forest, Illinois, since 2000. He was executive vice president of Brunswick during 1999. Mr. Hamilton also serves as president of the Brunswick Indoor Recreation Group. He was chief financial officer of Brunswick Corporation from 1995 to 2000. Mr. Hamilton previously held various positions with Cummins Engine Company, Inc., Columbus, Indiana where he served as vice president and general counsel from 1983 to 1987, vice president, law and treasury from 1987 to 1988, and vice president and chief financial officer from 1988 to 1995. He also serves as a director of Brunswick Corporation and The Kemper National Insurance Companies. Term expires in 2002.

C. RAY HOLMAN, 57, chairman of the board of the Company since October 1994; chief executive officer of the Company since December 1992; and president of the Company from December 1992 to December 1995. Mr. Holman joined Mallinckrodt, Inc. as assistant controller in 1976, and held increasingly more responsible positions thereafter. He became president and chief executive officer of Mallinckrodt Medical, Inc., a wholly-owned subsidiary of the Company, in 1989, and a corporate vice president in 1990. He is a director of Laclede Gas Company and Bank of America Corporation. Mallinckrodt director since 1992. Term expires in 2000.

ROBERTA S. KARMEL, 63, professor of law and co-director, Center for the Study of International Business Law, Brooklyn Law School since 1985; of counsel, Kelley Drye & Warren, New York, New York, since January 1, 1995, where she was a partner from 1987 to 1994. Mrs. Karmel serves as a director of Kemper Insurance Companies. Mrs. Karmel served as a Commissioner of the U.S. Securities and Exchange Commission from 1977 until 1980 and as a director of the New York Stock Exchange from 1983 until June 1989. Mallinckrodt director since 1980. Term expires in 2001.

CLAUDINE B. MALONE, 64, president of Financial & Management Consulting, Inc., a management consulting firm located in McLean, Virginia. Ms. Malone currently serves as a trustee of the Massachusetts Institute of Technology. Ms. Malone sits on the boards of Dell Computer Corporation (term expires July 20, 2000); Hannaford Bros. Co. (sold to Delhaize America, Inc. in August 2000); Houghton Mifflin Company; Lafarge Corporation; Lowe's Companies, Inc.; Science Applications International Corporation; and Union Pacific Resources Group Inc. (sold to Anadarko Petroleum Corp. in July 2000). Mallinckrodt director since 1994. Term expires in 2000.

BRIAN M. RUSHTON, Ph.D., 66, former president of the American Chemical Society. Dr. Rushton served as senior vice president, Research and Development, for Air Products and Chemicals, Inc., Allentown, Pennsylvania, from 1992 to 1993. He joined Air Products in 1981 as vice president of Research and Development. Dr. Rushton has also been appointed to serve as a member of the Technical Advisory Board of Scott Company. Mallinckrodt director since 1994. Term expires in 2001.

ANTHONY VISCUSI, 67, retired in December 1999 as president and chief executive officer of Vasomedical, Inc., a medical device company located in Westbury, New York, where he had served since 1994. Mr. Viscusi remains a director of Vasomedical, Inc. Mr. Viscusi was senior vice president, Worldwide Marketing, for the AgVet Division of Merck & Co., Inc. from 1987 to 1993. Mallinckrodt director since 1995. Term expires in 2000.

BARRY W. WILSON, 55, senior vice president of Medtronic, Inc., a medical device company with its headquarters located in Minneapolis, Minnesota, since September 1997, and president, Europe, Middle East and Africa since joining Medtronic, Inc. in April 1995. Prior to that, Mr. Wilson was president of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and president, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991. Mallinckrodt director since June 2000. Term expires in 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT. For information concerning the executive officers of the Registrant, see Part I Item 4 of this report, incorporated herein by reference.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires directors, certain officers and beneficial owners of the Company's equity securities to file reports with the SEC about such ownership. The Company is required to conduct a review and to identify each director or officer who failed to file any required report under
Section 16 on a timely basis. Based upon that review, the Company believes that all required reports were filed on a timely basis for the 2000 fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows compensation information for the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company in fiscal 2000. Executive officers are the corporate officers of the Company elected by the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                         Compen-
                                                                                         sation
                                                        Annual Compensation              Awards
                                        -------------------------------------------    ----------
                                                                       Other Annual     Options/       All Other
                                                Salary      Bonus      Compensation       SARS       Compensation
Name and Principal Position (1)         Year      ($)       ($)(2)        ($)(3)         (#)(4)         ($)(5)
===============================         ====    ======    =========    ============    ==========    ===========
C. R. Holman
    Chairman and Chief                  2000    805,162   3,593,200       16,283         100,000        13,983
         Executive Officer              1999    732,840   4,072,400       23,694          82,000         6,145
                                        1998    732,840   1,278,046       21,653          45,400        12,573


M. A. Rocca
    Senior Vice President and           2000    355,746     959,800        3,082          32,400        12,499
         Chief Financial Officer        1999    322,793   1,095,600        3,194          27,400        11,975
                                        1998    314,951     339,334        1,680          15,000        11,881

M. J. Collins
    Senior Vice President and           2000    292,624     895,900            0          28,000        11,340
         President, Pharmaceuticals     1999    259,739     911,800          423          19,600         8,326
         Group(6)                       1998    231,811     227,660          717           6,000         8,247

B. J. Fercho
    Senior Vice President and           2000    247,453     909,400        5,842          19,100         7,531
         President, Imaging
         Group
    Senior Vice President and           1999    181,052     633,286            0          13,000         8,151
         President, Imaging
         Group(7)
    Vice President, North America       1998    141,446      34,700            0           2,900         5,603
         Field Operations,
         Imaging(8)

R. A. Keller
    Vice President, Secretary and       2000    305,785     803,100            0          22,900        11,710
         General Counsel                1999    281,135     924,200            0          18,800         8,406
                                        1998    274,150     286,990            0          10,600         9,483

(1) Except as otherwise noted, each named executive officer served in the same principal position with the Company all three years.

(2) (A) For the 1998 fiscal year, the amounts in this column (except for Mr. Fercho) reflect annual incentive awards under the Company's Management Incentive Compensation Plan ("MICP"), together with supplemental annual incentive awards (the "Supplemental Awards") made in connection with the termination of the Company's Long-Term Incentive Plan for the period beginning July 1, 1997 and ending June 30, 2000. The Supplemental Awards were subject to vesting requirements and payment was deferred until after June 30, 2000. The amounts of the MICP awards and Supplemental Awards, respectively, for fiscal 1998 were as follows:

                                                     Management Incentive        Supplemental Annual
                                                       Compensation Plan           Incentive Awards
                                                       -----------------           ----------------
           C. R. Holman..........................          $434,000                   $844,046
           M. A. Rocca...........................           129,000                    210,334
           M. J. Collins.........................            84,600                    143,060
           R. A. Keller..........................           113,000                    173,990

The amount in this column for Mr. Fercho in fiscal 1998 reflects an incentive bonus.

(B) For the 1999 fiscal year, the amounts in this column include annual incentive awards under both the MICP and the 1999 Executive Incentive Compensation Plan (the "1999 EICP"). 1999 EICP awards were subject to vesting requirements and payment was deferred until after June 30, 2000. The amounts of the MICP and 1999 EICP awards, respectively, for fiscal 1999 were as follows:

                                                     Management Incentive        Executive Incentive
                                                       Compensation Plan          Compensation Plan
                                                       -----------------          -----------------
           C. R. Holman..........................         $1,070,900                  $3,001,500
           M. A. Rocca...........................            331,100                     749,000
           M. J. Collins.........................            277,700                     634,100
           B. J. Fercho..........................            168,500                     404,786
           R. A. Keller..........................            289,100                     619,600

The amounts in this column for Messrs. Rocca and Keller also include special incentive bonuses paid to each of them during fiscal 1999 in the amount of $15,500. The amount in this column for Mr. Fercho also includes a stay-on bonus for fiscal 1999 in the amount of $60,000.

(C) For the 2000 fiscal year, the amounts in this column include annual incentive awards under both the MICP and the 2000 Executive Incentive Compensation Plan (the "2000 EICP"). The amounts of the MICP and 2000 EICP awards, respectively, for fiscal 2000 were as follows:

                                                     Management Incentive        Executive Incentive
                                                       Compensation Plan          Compensation Plan
                                                       -----------------          -----------------
           C. R. Holman..........................          $1,051,700                 $2,541,500
           M. A. Rocca...........................             325,600                    634,200
           M. J. Collins.........................             280,700                    615,200
           B. J. Fercho..........................             265,900                    643,500
           R. A. Keller..........................             278,400                    524,700

    The annual incentive awards for each of the three fiscal years reported on in the Summary Compensation Table were indexed to the price of Mallinckrodt common stock. In connection with the proposed merger between the Company and subsidiaries of Tyco International Ltd. (the "Merger"), both the MICP and the EICP for fiscal 2000 were amended to provide for awards based upon the common stock price (i.e., $47.50 in Tyco common stock) received by Mallinckrodt shareholders in the Merger if the Merger is consummated. The annual incentive awards for fiscal 2000 were also made payable in two installments, with the first installment payable in August 2000 based upon a Mallinckrodt share price of $27.50, and the second installment payable and contingent upon consummation of the Merger.

(3) The amounts in this column represent tax gross-up payments made by the Company to the named executive officers relating to (a) reimbursements for club dues and (b) non-cash income under the Company's executive life insurance program.

(4) The numbers in this column reflect stock options granted to the named executive officers. The Company did not grant stock appreciation rights to the named executive officers during any of the last three fiscal years.

(5) The amounts in this column consist of matching contributions made by the Company under the Company's 401(k) plan, group term life insurance premiums paid by the Company, and the value of the economic benefit ("VEB") to each of the named executive officers under the Company's executive life insurance program, as follows:

                                                                                  Term
                                                            401(k) Match        Insurance         V E B
                                                            ------------        ---------         -----
           C. R. Holman....................      2000          $9,216             $    0          $4,767
                                                 1999           2,481                  0           3,664
                                                 1998           6,945                  0           5,628
           M. A. Rocca.....................      2000           9,216              1,504           1,779
                                                 1999           8,064              2,484           1,427
                                                 1998           7,392              2,436           2,053
           M. J. Collins...................      2000           9,216              1,414             710
                                                 1999           4,828              2,970             528
                                                 1998           4,273              3,095             879
           B. J. Fercho....................      2000           6,889                221             421
                                                 1999           7,446                309             396
                                                 1998           5,279                324               0
           R. A. Keller....................      2000           9,216                968           1,526
                                                 1999           6,666              1,740               0
                                                 1998           7,392              2,091               0

(6) Mr. Collins served as Vice President and President, Pharmaceutical Specialties Division of the Company until February 1998, at which time he was named Senior Vice President and President, Pharmaceuticals Group.

(7) Mr. Fercho served as Vice President, North America Field Operations, Imaging, until November 1998, at which time he was named Senior Vice President and President, Imaging Group.

(8) Mr. Fercho served as Vice President, North America Field Sales of the Company until early 1998, at which time he was named Vice President, North America Field Operations, Imaging.

Stock Options. The following table shows all options to purchase the Company's common stock granted to the named executive officers in fiscal 2000 and the potential value of the grants at stock price appreciation rates of 0%, 5% and 10%, compounded annually over the maximum ten-year term of the options. Also shown is the potential gain of all outstanding shares of common stock held by the Company's shareholders as of June 30, 2000 using the same base price and appreciation rates and compounded over the same ten-year period. The 5% and 10% rates of appreciation are required to be disclosed by SEC rules and are not intended to forecast possible future appreciation, if any, in the Company's stock.

                        OPTION GRANTS IN FISCAL YEAR 2000

                                                Individual Grants
                        -----------------------------------------------------------------       Potential Realizable Value at
                                                   Percent of                                   Assumed Annual Rates of Stock
                                                 Total Options    Exercise                    Price Appreciation for Option Term
                              Number of          Granted to All   or Base                    ------------------------------------
                        Securities Underlying     Employees in     Price       Expiration
         Name            Options Granted (1)      Fiscal Year    ($/Sh) (2)       Date       0%($)      5%($)              10%($)
---------------------   ---------------------     -----------    ----------    ----------    -----      -----              ------
C. R. Holman.........          100,000               7.97           32.66       08/17/09       0        2,054,000       5,205,000
M. A. Rocca..........           32,400               2.58           32.66       08/17/09       0          665,496       1,686,420
M. J. Collins........           28,000               2.23           32.66       08/17/09       0          575,120       1,457,400
B. J. Fercho.........           19,100               1.52           32.66       08/17/09       0          392,314         994,155
R. A. Keller.........           22,900               1.82           32.66       08/17/09       0          470,366       1,191,945
Gain for all Shareholders at Assumed Rates of Appreciation..............................       0    1,388,646,075   3,518,940,030

-----------------------------------
(1) The options become fully exercisable in 33-1/3% increments over three years, provided the officer is still employed by the Company, with certain exceptions in the case of disability or retirement. Pursuant to the terms of the merger agreement between the Company and subsidiaries of Tyco International Ltd., upon consummation of the Merger all stock options under the Company's stock option plans will immediately become vested and exercisable. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares of common stock or by offset of the underlying shares, subject to certain conditions. The Company did not grant stock appreciation rights during fiscal 2000.

(2) The exercise price for all options shown in this table is the average of the high and low sales prices of the stock on the date of grant as reflected on the New York Stock Exchange Composite Transactions Tape.

Option Exercises and Year-End Values. The following table gives information about options exercised in fiscal 2000 by each of the persons named in the Summary Compensation Table, and the value (stock price less exercise price) of the remaining options held by those executive officers at year end.

         TOTAL OPTIONS EXERCISED IN FISCAL YEAR 2000 AND YEAR-END VALUES

                                                                        Number of Unexercised            Value of Unexercised
                                                                             Options at                  In-The-Money Options
                                                                         Fiscal Year End (#)           at Fiscal Year End ($)(1)
                                                                    -----------------------------    -----------------------------
                                       Shares
                                    Acquired on        Value
             Name                   Exercise (#)    Realized ($)    Exercisable    Unexcercisable    Exercisable    Unexcercisable
-----------------------------       ------------    ------------    -----------    --------------    -----------    --------------
C. R. Holman...................        19,500         108,007         298,283         154,667         2,969,293       2,044,673
M. A. Rocca....................             0               0          77,333          50,667           781,932         671,010
M. J. Collins..................        10,500          71,282          62,533          41,067           700,249         531,978
B. J. Fercho...................             0               0          15,083          27,767           140,793         316,272
R. A. Keller...................         7,500          54,431          74,366          35,434           793,512         467,623

(1) Values are based on the June 30, 2000 closing market price of $43.437 per share less option exercise at base price. These values are presented pursuant to SEC rules and the actual amount, if any, realizable upon exercise will depend upon the market price of the common stock relative to the exercise price per share of common stock at the time the stock options are exercised. There is no assurance that the values of unexercised in-the-money options reflected in the table will be realized.

Pension Plans. The Company maintains a non-contributory qualified pension plan that covers many of its salaried employees who were hired before July 1, 1999, including the named executive officers. The Company also has a Supplemental Executive Retirement Plan ("SERP") that provides a supplemental pension benefit for managers above a specified salary grade who have been approved for participation by the chief executive officer. Participants include the named executive officers and are generally limited to key managers of the Company.

Based on certain assumptions, including continuance of the qualified pension plan and the Supplemental Executive Retirement Plan, the following table shows the estimated annual pension benefits that would be payable to participants in both plans at age 65 for various compensation and years-of-service combinations, based upon a straight-life annuity form of benefit. If elected, any of several optional forms of pension (apart from the lump sum option) would, on an actuarial basis, reduce benefits to the participant but provide benefits to a surviving beneficiary.


                                                   Annual Benefits for Years of Service Indicated
                                    ----------------------------------------------------------------------------
 Annual Average of Highest Five
 Years Covered Remuneration for
  Pension Purposes in Ten Years
Preceding Normal Retirement Date   10 Years    15 Years     20 Years      25 Years      30 Years      35 Years
--------------------------------   --------    --------    ----------    ----------    ----------    ----------
           $  100,000              $ 40,000    $ 50,000    $   60,000    $   60,000    $   60,000    $   60,000
              300,000               120,000     150,000       180,000       180,000       180,000       180,000
              500,000               200,000     250,000       300,000       300,000       300,000       300,000
              700,000               280,000     350,000       420,000       420,000       420,000       420,000
              900,000               360,000     450,000       540,000       540,000       540,000       540,000
            1,100,000               440,000     550,000       660,000       660,000       660,000       660,000
            1,300,000               520,000     650,000       780,000       780,000       780,000       780,000
            1,500,000               600,000     750,000       900,000       900,000       900,000       900,000
            1,800,000               720,000     900,000     1,080,000     1,080,000     1,080,000     1,080,000

A former subsidiary of the Company, Mallinckrodt, Inc., had a separate Supplemental Executive Retirement Plan, a non-contributory, non-qualified pension plan to provide upon retirement an additional pension benefit for its key executives. As amended, the Plan has been incorporated into the Company's SERP and now applies only to three current executives of the Company (including two of the named executive officers, Messrs. Holman and Keller), each of whom has been employed by the Company for at least 15 years. The following table shows the additional amount of retirement benefit payable to these three executives at age 65 for various compensation and years-of-service combinations based upon a life only form of annuity:

                                                     Net Additional Annual Benefits For Years of Service Indicated
                                                     -------------------------------------------------------------
  Annual Average of Highest Three Years
Covered Remuneration for Pension Purposes
 in Ten Years Preceding Normal Retirement
                   Date                             15 Years       20 Years       25 Years     30 Years     35 Years
-----------------------------------------           --------       --------       --------     --------     --------
                  $ 100,000                         $  5,750         $ 1,330      $  6,900     $   6,900     $  6,900
                    300,000                           17,250           3,990        20,700        20,700       20,700
                    500,000                           28,750           6,650        34,500        34,500       34,500
                    700,000                           40,250           9,310        48,300        48,300       48,300
                    900,000                           51,750          11,970        62,100        62,100       62,100
                  1,100,000                           63,250          14,630        75,900        75,900       75,900
                  1,300,000                           74,750          17,290        89,700        89,700       89,700
                  1,500,000                           86,250          19,950       103,500       103,500      103,500
                  1,800,000                          103,500          23,940       124,200       124,200      124,200

Compensation covered by the pension plans will generally be equal to the dollar amounts in the "Salary" and "Bonus" columns of the Summary Compensation Table. For fiscal years 1998 - 2000, however, covered compensation does not include the Supplemental Awards made in 1998 or the EICP awards made in 1999 and 2000, each of which is included in the "Bonus" column of the table for the respective years in which they were earned. Social Security benefits, qualified plan limitations on eligible compensation and applicable integration adjustments are not reflected in the above tables. The current credited years of service for the individuals named in the Summary Compensation Table are as follows: Mr. Holman, 23 yrs., 10 mos.; Mr. Rocca, 6 yrs., 4 mos.; Mr. Collins, 24 yrs.; Mr. Fercho, 17 yrs., 3 mos.; and Mr. Keller, 24 yrs., 11 mos.

Investment Plan and Other Benefits. The Company has an Investment Plan under which salaried and most non-union hourly employees of the Company, including officers, who elect to participate in the Investment Plan may make regular contributions by salary reduction and/or by payroll deduction of from 1% to a maximum of 15% of their annual base salaries. Under the Investment Plan and subject to certain statutory limitations, the Company contributes an amount equal to 20%, or such greater amount as may be approved by the Board of Directors, of a participant's contributions up to 6% of his or her annual base salary. For fiscal 2000, the Company's contribution in excess of 20% (the "Supermatch") depended and was based upon the Company's return on invested capital, and was an additional 76% for a total Company match of 96%. All employee contributions and the initial 20% Company match are invested as directed by the participant, in one or more investment funds, including a Mallinckrodt stock fund. The Supermatch is made in Mallinckrodt common stock. To encourage Company employees to own Mallinckrodt stock, the Investment Plan requires all participants to maintain at least 15% of their total account balance in Company stock obtained through Supermatch contributions. The Company's contributions to the Investment Plan for fiscal 2000 on behalf of the named executive officers are reflected in the "All Other Compensation" column of the Summary Compensation Table.

The Company maintains a supplemental death benefit program for officers and key employees that provides individual pre-tax death benefits equal to four times annual salary grossed up for income taxes. This program is provided at Company expense and continues in effect post-retirement for participants who retire while employed by the Company. Each of the named executive officers is a participant.

The Company maintains a comprehensive employee benefit program that provides medical, dental, death, disability, and similar benefits in the context of a cafeteria benefit plan as defined in Section 125 of the Internal Revenue Code. Employees may pay for certain benefits by means of salary reduction contributions pursuant to the plan, known as the Flexsecurity Plan.

Termination of Employment and Change-in-Control Arrangements. Mallinckrodt has entered into retention agreements with all of its executive officers (including the named executive officers), which supersede the employment agreements (with certain limited exceptions) and the change in control agreements Mallinckrodt previously entered into with these executive officers. The retention agreements provide for the benefits described below in return for the executives' continued employment with Mallinckrodt and their agreement not to compete with Mallinckrodt (other than upon a termination that is a nonqualifying termination (as defined in the retention agreements) or that occurs following the third anniversary of the effective date of the Merger). The agreements provide that, to the extent not already provided under Mallinckrodt's equity plans, any unvested stock options shall become vested and exercisable upon the effective date of the Merger. The agreements also provide that if either the executive is employed by Mallinckrodt on the second anniversary of the effective date of the Merger or the employment of the executive is either terminated by Mallinckrodt without cause or by the executive for good reason (as defined in the retention agreements) prior to the second anniversary of the effective date of the Merger, then the executive shall receive a lump sum cash amount equal to a multiple of the sum of the executive's base salary plus the executive's target bonuses under Mallinckrodt's annual incentive plans for the year in which the Merger occurs or, if greater, for the preceding year. In addition, if the executive is either terminated by Mallinckrodt without cause or terminates employment for good reason prior to the third anniversary of the effective date of the Merger, then the executive shall receive:


     . a lump sum payment equal to the executive's pro rata target bonuses under Mallinckrodt's annual incentive plans for the year of termination and the target award or target bonus under any long-term incentive plan of Mallinckrodt,

     . three years' credited service under the Mallinckrodt Supplemental Executive Retirement Plan and, with respect to any executive who is 55 years or older on the date of termination, an unreduced normal retirement benefit under the SERP,

     . continued participation in welfare insurance benefits for life, with respect to any executive who is 55 years or older on the date of termination, or a 24-month period, if the executive is less than 55 years old on the date of termination,

     . either, at the election of the executive, a cash payment equal to $75,000 or outplacement services for three years, not to exceed $75,000, and

     . the right to retain all rights to indemnification and coverage under Mallinckrodt's director and officers liability insurance.

In the event the payments to any executive under the retention agreement or otherwise are subject to the 20% parachute payment excise tax under Section 4999 of the Internal Revenue Code, Mallinckrodt will reimburse the executive in an amount sufficient to enable the executive to retain his benefits as if the excise tax had not applied.

Compensation Committee Interlocks and Insider Participation. None of the members of the Board's Organization and Compensation Committee during any part of fiscal 2000 was at any time in the past an officer or employee of the Company or any subsidiary. There are not executive officer interlocks with any other company.

Directors' Compensation

Compensation for Directors' Services. During the 2000 fiscal year, the Company paid non-employee directors a retainer of $30,000. The Company also paid non-employee directors $2,000 for each Board meeting attended ($750 for telephone Board meetings)1. The non-employee directors also received $1,000 for each committee meeting attended ($500 for telephone committee meetings) and an annual retainer of $3,600 for chairing a committee (other than the Executive Committee)2. The Company paid the Board intermediary3, who also chairs the Executive Committee, an additional retainer equal to the annual retainer paid to non-employee directors for service on the Board ($30,000). Employee directors receive no fees or remuneration, as such, for service on the Board or any committee of the Board.

The Board of Directors approved the payment of additional compensation to the non-employee directors who served on the Special Committee for CEO Succession4 at the rate of $1,000 for each meeting of the Special Committee attended in person and $500 for telephone meetings, resulting in the following payments for fiscal 2000: Mr. Bentele - $5,000; Mr. Davis - $3,000; Dr. Evens -$10,000; Ms.
Malone - $3,000; Dr. Rushton - $5,000. The Board also approved payment of a retainer in the amount of $3,600 to the chair of the Special Committee, Dr. Evens.

------------------------------

/1/The Board held six regular meetings and three special meetings (including two meetings by conference telephone) during the 2000 fiscal year.

     /2/ The Board of Directors has established five standing committees:
Executive; Audit; Corporate Governance; Organization and Compensation; and Social Responsibility. The members of the standing committees are as follows:

                                                                                             Organization and
  Executive             Audit           Corporate Governance      Social Responsibility        Compensation
  ---------             -----           --------------------      ---------------------      ----------------
R. F. Bentele*      W. L. Davis*           R. F. Bentele             R. F. Bentele            W. L. Davis
W. L. Davis         P. B. Hamilton         R. G. Evens*              R. G. Evens              R. S. Karmel
R. G. Evens         R. S. Karmel           C. B. Malone              P. B. Hamilton           C. B. Malone*
C. R. Holman        B. M. Rushton          A. Viscusi                B. M. Rushton*           A. Viscusi
C. B. Malone                               B. W. Wilson                                       B. W. Wilson
B. M. Rushton

*Chair

The standing Board committees held the following numbers of meetings during the 2000 fiscal year: Executive - no meetings; Audit - three meetings; Corporate Governance - four meetings; Social Responsibility - three meetings; and Organization and Compensation -seven meetings (including two special meetings).

     /3/ When the positions of chairman and chief executive officer are combined, as they currently are, the Board selects from its non-employee directors a person to serve as Board intermediary. The responsibilities of the intermediary include presiding at all executive sessions of the Board from which the chief executive officer is excused or otherwise absent, interacting with the Board and the chief executive officer in setting agendas and assessing objectives, and coordinating the Board's formal chief executive officer performance appraisal. The Board selects the intermediary annually at the time of the regular stockholders' meeting. Mr. Bentele has served as Board intermediary since October 1998.

     /4/ The Board of Directors established during fiscal 2000 a Special Committee for CEO Succession (the "Special Committee"). The Board delegated to the Special Committee authorization to review and recommend a succession process for use whenever the Board begins the selection of a successor chief executive officer. The Special Committee is chaired by Dr. Evens and also has as its members Ms. Malone, Messrs. Bentele and Davis, and Dr. Rushton.

------------------------------
Non-employee directors may defer the receipt of all or part of their compensation under the Deferral Election Plan for Non-Employee Directors. Amounts deferred under the plan may be allocated to a cash account, which earns interest at a fluctuating rate determined by reference to the prime rate charged by Bankers Trust Company of New York, or to a stock account, which is credited with share equivalents of Mallinckrodt common stock, or they may divide their deferrals between the two accounts.

Under the Directors' Stock Option Plan (which will expire in October 2000), each non-employee director continuing in office after an annual meeting of stockholders has, since the plan's approval in October 1990, received a non-qualified option to purchase 1,500 shares of Mallinckrodt common stock at 100% of fair market value on the date of grant. Each option has a term of ten years, unless the period is shortened under provisions taking effect upon death or retirement. Fifty percent of the shares covered by each grant become exercisable on the first anniversary of the grant, and the remaining fifty percent become exercisable on the second anniversary.

The Company also provides non-employee directors with accident coverage while on Company business. Non-employee directors may also participate in the Company's matching gifts program for gifts to eligible non-profit organizations up to $2,000 per year.

At the Company's 1997 Annual Meeting, shareholders approved the Directors' Stock Award Plan. Under this plan, each non-employee director is eligible to receive an annual grant of Mallinckrodt common stock having a fair market value equal to $15,000. Awards will generally be made on the first business day following each annual stockholders' meeting. An award under the plan was made on October 21, 1999, at which time each participating director received 452 shares of Mallinckrodt common stock.

Concurrent with stockholder approval of the Directors' Stock Award Plan, the Board discontinued the Company's nonqualified pension plan for all non-employee directors who continued in office after the 1997 Annual Meeting (except former director, Mr. Daniel R. Toll, who continued to participate in the pension plan because of his proximity to retirement), and for all future non-employee directors of the Company. With respect to each continuing non-employee director for whom the pension plan was terminated, the Company established a book account reflecting the then present value of the retirement benefit of such director under the pension plan. These accounts will accrue interest at the prime rate until paid. When any such director leaves the Board, he or she will be paid either in a lump sum or (except as otherwise provided in the event of a director's death) in substantially equal payments over up to a fifteen-year period, at the director's election. In the event of a director's death before receiving full account value, the balance would be payable in a lump sum to the designated beneficiary or, if none, to the director's estate.

Mr.Barry Wilson, one of Mallinckrodt's non-employee directors, was granted an option on 1,500 phantom shares of Mallinckrodt common stock that will be fully exercisable immediately prior to the consummation of the Merger. Upon exercise of a phantom share, Mr. Wilson will be entitled to a cash payment equal to the product of the excess of (x) the fair market value of the number of Tyco International Ltd. common shares received by Mallinckrodt's shareholders for each share of Mallinckrodt common stock in connection with the Merger over (y) the closing of the Mallinckrodt common stock on June 23, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of Mallinckrodt common stock held beneficially as of the date indicated by each director, each of the named executive officers in the Summary Compensation Table, and all directors and executive officers as a group. The named individuals have sole voting and investment power over all stock reflected in the table.

                                          Number of Common
                                         Shares Beneficially         Percent of
                                                Owned                   Class
                Name                          (1)(2)(3)              Outstanding
                ----                          ---------              -----------
Raymond F. Bentele                              39,667                   *
Michael J. Collins                              95,640                   *
William L. Davis                                 7,167                   *
Ronald G. Evens(4)                              17,117                   *
Bradley J. Fercho                               34,875                   *
Peter B. Hamilton                                1,452                   *
C. Ray Holman                                  506,488                   *
Roberta S. Karmel                               16,667                   *
Roger A. Keller                                108,774                   *
Claudine B. Malone                              10,717                   *
Michael A. Rocca                               119,283                   *
Brian M. Rushton                                10,403                   *
Anthony Viscusi                                  8,667                   *
Barry W. Wilson                                  1,000                   *
All directors and executive officers
  as a group (24 individuals)                1,496,198                  2.15%

*  Less than 1.0% of the common stock outstanding.

---------------------------------------
(1)  The information in this table reflects holdings as of July 31, 2000.

(2) The Securities and Exchange Commission ("SEC") considers any person who has or shares voting and/or investment power with respect to a security, or who has the right to acquire a security within 60 days (such as through the exercise of an option), to be the beneficial owner of that security.

(3) The numbers in this column include options that may be exercised for common stock within 60 days of July 31, 2000, for the following individuals:
     Raymond F. Bentele, 8,250 shares; Michael J. Collins, 78,399 shares; William L. Davis, 3,000 shares; Ronald G. Evens, 12,750 shares; Bradley J. Fercho, 24,783 shares; C. Ray Holman, 358,949 shares; Roberta S. Karmel, 11,250 shares; Roger A. Keller, 88,265 shares; Claudine B. Malone, 6,750 shares; Michael A. Rocca, 97,266 shares; Brian M. Rushton, 6,750 shares; Anthony Viscusi, 5,250 shares; and all directors and executive officers as a group, 1,138,316 shares. The numbers in this column also include equivalent shares of common stock held by the Trustee of the Mallinckrodt Inc. 401(k) Investment Plan for the accounts of individuals as follows:
     Bradley J. Fercho, 5,092 shares; Michael J. Collins, 2,743 shares; C. Ray Holman, 850 shares; Roger A. Keller, 3,203 shares; Michael A. Rocca, 584 shares; and all directors and executive officers as a group, 35,812 shares. Pursuant to the terms of the Merger Agreement between the Company and a subsidiary of Tyco International, Ltd., upon consummation of the Merger, all stock options under the stock option and stock incentive plans of the Company will immediately vest and become exercisable.

(4) This number does not include (a) share equivalents credited to Dr. Evens (5,372 share equivalents) under the Deferral Election Plan for Non-Employee Directors, as to which no voting or investment power exists prior to share issuance, or (b) 1,300 shares for which Dr. Evens disclaims beneficial ownership.

(5) This number does not include share equivalents credited to Mr. Rocca (1,045 share equivalents as of June 30, 2000) under the Company's Income Deferral Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership as of July 31, 2000 by all persons known to the Company to be beneficial owners of more than 5% of the Company's common stock. To the Company's knowledge, no person beneficially owns more than 5% of its preferred stock.

                                                                                Shares of
                                                                              Common Stock
                            Name and Address                               Beneficially Owned     Percent of Class
                            ----------------                               ------------------     ----------------
BZW Barclays Global Investors N.A.(1)(2)...............................         4,817,896               6.94%
45 Fremont Street, 17th Floor
San Francisco, CA 94105
Los Angeles, CA 90071

------------------------------

(1) Based solely on statements filed with the SEC pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934. The Company has not independently verified these statements or more current holdings.

(2) A Schedule 13G, filed with the SEC on February 16, 1999 indicates the following: Barclays Global Investors N.A. beneficially owns and has sole dispositive power over 4,170,393 shares, of which it has sole voting power over 3,778,738 shares and shared voting power over 233 shares; Barclays Global Fund Advisors beneficially owns and has sole voting and dispositive powers over 277,235 shares; Barclays Bank PLC beneficially owns and has sole voting and dispositive powers over 110,300 shares; Barclays Funds Limited beneficially owns and has sole voting and dispositive powers over 15,900 shares; Barclays Global Investors Ltd. beneficially owns and has sole dispostive power over 229,215 shares, of which it has sole voting power over 217,415 shares; and Barclays Trust and Banking Company (Japan) Ltd. beneficially owns and has sole voting and dispositive powers over 14,853 shares.

Changes in Control

The Company has entered into a merger agreement with subsidiaries of Tyco International Ltd., as a result of which the Company would become an indirect Tyco subsidiary and holders of the Company's common stock will become Tyco shareholders. See Note 2 of the Notes to Consolidated Financial Statements in
Item 8 for additional information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ronald G. Evens, M.D., a Mallinckrodt director, is the President and Chief Executive Officer of Barnes-Jewish Hospital, St. Louis, Missouri, and the Professor of Radiology and Professor of Medical Economics at Washington University, St. Louis, Missouri. Dr. Evens has, for many years, beginning before his joining the Mallinckrodt Board in 1990, rendered consulting services to the Company's Imaging division. During fiscal 2000, the Company paid Dr. Evens $51,719 for consulting services. In general, there has also been a history of research grants and contributions to, and other support by, Mallinckrodt of Washington University; in fiscal 2000, this totaled about $301,000.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits

(1)(2) See index on page 75 for a listing of financial statements and financial statement schedules filed with this report.

(3)    Exhibits filed with this report.

Exhibit
Number                           Description
------  ------------------------------------------------------------------------
2.1 Agreement and Plan of Merger, dated as of June 28, 2000, by and among Tyco Acquisition Corp. VI (NV), a Nevada corporation and a wholly owned first-tier subsidiary of Tyco International Ltd., a Bermuda company, EVM Merger Corp., a New York corporation and a wholly owned first-tier subsidiary of Tyco Acquisition Corp. VI (NV), and Mallinckrodt Inc., a New York corporation (incorporated by reference to Exhibit 2.1 to Form 8-K, dated June 28, 2000)

3.1(a) Restated Certificate of Incorporation of Mallinckrodt, dated June 22, 1994 (incorporated herein by reference to Exhibit 3.1 to 1994 Form 10-K)

3.1(b) Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 16, 1996 (incorporated herein by reference to Exhibit 3.3 to September 30, 1996 Form 10-Q)

3.1(c) Certificate of Amendment of the Certificate of Incorporation of Mallinckrodt, dated October 30, 1998 (incorporated herein by reference to Exhibit 3.1(c) to December 31, 1998 Form 10-Q)

3.1(d) Certificate of Change of Mallinckrodt Inc., filed on July 20, 2000 (filed with this electronic submission)

3.2 By-Laws of Mallinckrodt as amended through August 17, 1999 (incorporated herein by reference to Exhibit 3.2 to 1999 Form 10-K)

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

Exhibit
Number                             Description
------   -----------------------------------------------------------------------
10.3(b) Amendment No. 1 dated June 20, 1989 to Supplemental Benefit Plan for Participants in the Retirement Plan for Salaried Employees of Mallinckrodt (1) (incorporated herein by reference to Exhibit 10.6(b) to 1989 Form 10-K, Commission File No. 1-483)

10.3(c) Amendment No. 2 dated April 20, 1990 to Supplemental Benefit Plan for Participants in the Mallinckrodt Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1990 Form 10-K, Commission File No. 1-483)

10.4(a) Mallinckrodt Supplemental Executive Retirement Plan restated effective April 19, 1988 (1) (incorporated herein by reference to Exhibit 10.7(a) to 1989 Form 10-K, Commission File No. 1-483)

10.4(b) Amendment No. 1 effective December 6, 1989, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.7(c) to 1990 Form 10-K, Commission File No. 1-483)

10.4(c) Amendment No. 2 effective April 19, 1996, to Supplemental Executive Retirement Plan (1) (incorporated herein by reference to Exhibit 10.6(c) to 1996 Form 10-K)

10.4(d) Amendment Number Three to Supplemental Executive Retirement Plan, effective June 15, 2000 (1) (filed with this electronic submission)

10.5 Supplemental Executive Retirement and Supplemental Life Plan of Mallinckrodt Inc. effective July 15, 1984 (1) (incorporated herein by reference to Exhibit 10.20 to 1989 Form 10-K, Commission File No. 1-
         483)

10.6(a) Mallinckrodt Management Incentive Compensation Program as amended and restated effective July 1, 1991 (1) (incorporated herein by reference to Exhibit 10.9(b) to 1991 Form 10-K, Commission File No. 1-483)

10.6(b) Amendment No. 1 to the Management Incentive Compensation Plan, effective April 19, 1996 (1) (incorporated herein by reference to Exhibit 10.7(b) to 1996 Form 10-K)

10.6(c) Amendment to the Management Incentive Compensation Plan of Imcera Group Inc. and Fiscal 2000 Management Incentive Compensation Plan of Mallinckrodt Inc., effective June 15, 2000 (1) (filed with this electronic submission)

10.7(a) Mallinckrodt 1973 Stock Option and Award Plan as amended effective February 21, 1990 (1) (incorporated herein by reference to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32109)

10.7(b) Amendment No. 1 to the Mallinckrodt 1973 Stock Option and Award Plan dated June 19, 1991 (1) (incorporated herein by reference to Form S-8 Registration Statement No. 33-43925)

10.8(a)  Mallinckrodt 1981 Stock Option Plan as amended through April 19, 1988
         (1) (incorporated herein by reference to Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 2-80553)

10.8(b) Amendment to the 1981 Stock Option Plan effective February 15, 1989 (1) (incorporated herein by reference to Exhibit 10.12(b) to 1989 Form 10-K, Commission File No. 1-483)

10.8(c) Amendment to the 1981 Stock Option Plan effective June 19, 1991 (1) (incorporated herein by reference to Exhibit 10.12(c) to 1991 Form 10-K, Commission File No. 1-483)

10.9(a) Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit 10.30 to 1988 Form 10-K, Commission File No. 1-483)

10.9(b) Amendments to Management Compensation and Benefit Assurance Program (1) (incorporated herein by reference to Exhibit 10.12(b) to 1996 Form 10-
         K)

Exhibit
Number                        Description
------   -----------------------------------------------------------------------
10.10(a) Agreement of Trust dated August 16, 1996, between Mallinckrodt and
         Wachovia Bank of North Carolina, N.A. (1) (incorporated herein by reference to Exhibit 10.13 to 1996 Form 10-K)

10.10(b) Amendment to Rabbi Trust, effective June 15, 2000 (1) (filed with this electronic submission)

10.11(a) Corporate Staff Employee Severance and Benefit Assurance Policy (1)
         (incorporated herein by reference to Exhibit 10.33 to 1988 Form 10-K, Commission File No. 1-483)

10.11(b) Mallinckrodt Inc. Corporate Staff Change in Control Severance Plan (1)
         (incorporated herein by reference to Exhibit 10.14(b) to 1996 Form 10-
         K)

10.11(c) Amendment Number One to Mallinckrodt Group Inc. Corporate Staff Change in Control Severance Plan, effective June 15, 2000 (1) (filed with this electronic submission)

10.12(a) Form of Amended and Restated Severance Agreement, as entered into with the Company's named executive officers and certain other key employees
         (1) (filed with this electronic submission)

10.12(b) Form of Retention Agreement, as entered into with the Company's named executive officers and certain other key employees (superceded the Severance Agreements attached hereto as Exhibit 10.12(a)) (1) (filed with this electronic submission)

10.13 Mallinckrodt Directors' Retirement Services Plan as amended and restated effective April 21, 1993 (1) (incorporated herein by reference to Exhibit 10.10 to 1993 Form 10-K)

10.14    Mallinckrodt Directors' Stock Option Plan effective October 17, 1990
         (1) (incorporated herein by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 33-40246)

10.15 Consulting Agreement with Ronald G. Evens, M.D., for the period from January 1, 2000 through December 31, 2000 (1) (incorporated herein by reference to Exhibit 10.24 to March 31, 2000 Form 10-Q)

10.16(a) Deferral Election Plan for Non-Employee Directors, effective June 30,
         1994 (1) (incorporated herein by reference to Exhibit 10.29 to 1994 Form 10-K)

10.16(b) Amendment of Deferral Election Plan for Non-Employee Directors, effective February 15, 1995 (1) (incorporated herein by reference to Exhibit 10.22(b) to 1995 Form 10-K)

10.17 Directors Stock Award Plan of Mallinckrodt Inc., effective October 15, 1997 (1) (incorporated herein by reference to Appendix A to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.18(a) The Mallinckrodt Inc. Equity Incentive Plan, effective April 16, 1997
         (1) (incorporated herein by reference to Appendix B to Definitive Proxy Statement (Schedule 14A) for the Company's 1997 Annual Meeting of Stockholders, filed with the Commission on September 12, 1997)

10.18(b) Amendment Number One to the Mallinckrodt Inc. Equity Incentive Plan (1)
         (incorporated herein by reference to Exhibit A to Definitive Proxy Statement (Schedule 14A) for the Company's 1999 Annual Meeting of Stockholders filed with the Commission on September 8, 1999)

10.19 Executive Incentive Compensation Plan for fiscal 1999 (1) (incorporated herein by reference to Exhibit 10.29 to September 30, 1998 Form 10-Q)

10.20(a) Executive Incentive Compensation Plan for fiscal 2000 (1) (incorporated herein by reference to Exhibit 10.20 to 1999 Form 10-K)

10.20(b) Amendment Number One to the Executive Incentive Compensation Plan for fiscal 2000, effective June 15, 2000 (1) (filed with this electronic submission)

Exhibit
Number                       Description
------   -----------------------------------------------------------------------
10.20(c) Amendment Number Two to the Executive Incentive Compensation Plan for fiscal 2000, effective June 15, 2000 (1) (filed with this electronic submission)

10.21 Mallinckrodt Inc. Income Deferral Plan effective January 1, 2000 (1) (incorporated herein by reference to Exhibit 10.23 to December 31, 1999 Form 10-Q)

10.22 Amended and Restated Credit Agreement dated as of September 12, 1997, among Mallinckrodt, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administration Agent, Goldman Sachs Credit Partners L.P. and Citibank, N.A. as Co-Syndication Agents, and Citibank, N.A., Goldman Sachs Credit Partners L.P., and NationsBank, N.A., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.24 to September 30, 1997 Form 10-Q)

21       Subsidiaries of the Registrant (filed with this electronic submission)

23.1     Consent of Ernst & Young LLP (filed with this electronic submission)

27 Financial data schedule for the year ended June 30, 2000 (filed with this electronic submission)
_____________________
(1) Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

(b)    Reports on Form 8-K

During the quarter and through the date of this report, the following reports on Form 8-K were filed.

 .  Report dated April 26, 2000 under Item 5 regarding the appointment of Barry
   W. Wilson to the Board of Directors.

 .  Report dated May 16, 2000 under Item 5 regarding Nycomed Amersham and
   Mallinckrodt Inc. agreement on Ultrasound Patent Settlement, and announcement of joint development of existing ultrasound products.

 .  Report dated June 8, 2000 under Item 5 regarding Forrest R. Whittaker joining
   Mallinckrodt Inc. as President of the Company's Respiratory Group.

 .  Report dated June 28, 2000 under Item 5 regarding Mallinckrodt Inc. and Tyco
   International Ltd. entering into an Agreement and Plan of Merger.

 . Report dated August 10, 2000 under Item 5 regarding the Company's financial results for the three-month and twelve-month periods ended June 30, 2000.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                               Page
                                                                            -----------
Consolidated Balance Sheets at June 30, 2000 and 1999.....................       36
For the years ended June 30, 2000, 1999 and 1998:
    Consolidated Statements of Operations.................................       35
    Consolidated Statements of Cash Flows.................................       37
    Consolidated Statements of Changes in Shareholders' Equity............       38
Notes to Consolidated Financial Statements................................      39-58
Quarterly Results.........................................................       59

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

        Mallinckrodt Inc.
----------------------------------
            Registrant

By:  /s/ MICHAEL A. ROCCA                    By:   /s/ DOUGLAS A. MCKINNEY
     ------------------------------                -----------------------------
         Michael A. Rocca                              Douglas A. McKinney
       Senior Vice President and                   Vice President and Controller
        Chief Financial Officer

Date: August 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                                     Title                                Date
                 ---------                                     -----                                ----
/s/      C. RAY HOLMAN                          Chief Executive Officer and Director          August 15, 2000
---------------------------------------
         C. Ray Holman

/s/      MICHAEL A. ROCCA                         Senior Vice President and Chief             August 15, 2000
---------------------------------------
         Michael A. Rocca                                Financial Officer

/s/      DOUGLAS A. MCKINNEY                       Vice President and Controller              August 15, 2000
---------------------------------------
         Douglas A. McKinney                         (Chief Accounting Officer)

/s/      RAYMOND F. BENTELE                                   Director                        August 15, 2000
---------------------------------------
         Raymond F. Bentele

/s/      WILLIAM L. DAVIS                                     Director                        August 15, 2000
---------------------------------------
         William L. Davis

/s/      RONALD G. EVENS                                      Director                        August 15, 2000
---------------------------------------
         Ronald G. Evens

/s/      PETER B. HAMILTON                                    Director                        August 15, 2000
---------------------------------------
         Peter B. Hamilton

/s/      ROBERTA S. KARMEL                                    Director                        August 15, 2000
---------------------------------------
         Roberta S. Karmel

/s/      CLAUDINE B. MALONE                                   Director                        August 15, 2000
---------------------------------------
         Claudine B. Malone

/s/      BRIAN M. RUSHTON                                     Director                        August 15, 2000
---------------------------------------
         Brian M. Rushton

/s/      ANTHONY VISCUSI                                      Director                        August 15, 2000
---------------------------------------
         Anthony Viscusi

/s/      BARRY W. WILSON                                      Director                        August 15, 2000
---------------------------------------
         Barry W. Wilson